Form 10-Q
period 2015-02-28
KNIGHT KNOX DEVELOPMENT CORP.
filed 2015-04-14
CIK 1621221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-199213

KNIGHT KNOX DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kemp House, City Road
London, England EC1V 2NX
 (Address of principal executive offices)

1-800-902-278
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of April 10, 2015, there were 6,000,000 shares of the issuer's common stock, par value $0.001, outstanding.

KNIGHT KNOX DEVELOPMENT CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1/A-2 filed with the SEC on January 23, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending August 31, 2015.

KNIGHT KNOX DELVELOPMENT CORP.

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Six Months Ended February 28, 2015

KNIGHT KNOX DEVELOPMENT CORP.
Balance Sheets

	February 28,	August 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$8,081	$14,731
Total current assets	8,081	14,731

Total Assets	$8,081	$14,731

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,500	$-
Total current liabilities	1,500	-

Total Liabilities	1,500	-

Stockholder's Equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 6,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	24,000	24,000
Accumulated deficit	(23,419)	(15,269)
Total stockholder's equity	6,581	14,731

Total Liabilities and Stockholder's Equity	$8,081	$14,731

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Operations

	Three months ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	-	95	-	95
Professional fees	6,150	6,500	8,150	6,500
Total Operating Expenses	6,150	6,595	8,150	6,595

Loss from Operations	(6,150)	(6,595)	(8,150)	(6,595)

Provision for income taxes	-	-	-	-

Net Loss	$(6,150)	$(6,595)	$(8,150)	$(6,595)

Basic and diluted net loss per common share	$(0.00)	$(0.07)	$(0.00)	$(0.07)

Basic and diluted weighted-average common shares outstanding	6,000,000	99,448	6,000,000	99,448

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Number of shares	Amount	Capital	Deficit	Equity

Balances - August 31, 2013	-	$-	$-	$-	$-
Common shares issued for cash at $0.005 per share	6,000,000	6,000	24,000	-	30,000
Net loss	-	-	-	(15,269)	(15,269)
Balances - August 31, 2014 (Audited)	6,000,000	$6,000	$24,000	$(15,269)	$14,731
Net loss	-	-	-	(8,150)	(8,150)
Balances - February 28, 2015	6,000,000	$6,000	$24,000	$(23,419)	$6,581

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Cash Flows

	Six Months Ended February 28,
	2015	2014

Cash flows from operating activities:
Net loss	$(8,150)	$(6,595)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	1,500	6,500
Net cash used in operating activities	(6,650)	(95)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	30,000
Net cash provided by financing activities	-	30,000

Net (decrease) increase in cash and cash equivalents	(6,650)	29,905
Cash and cash equivalents at beginning of period	14,731	-

Cash and cash equivalents at end of period	$8,081	$29,905

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Notes to the Interim Financial Statements
For the Six Months Ended February 28, 2014
(Unaudited)

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

KNIGHT KNOX DEVELOPMENT CORP. (the "Company") is a Nevada corporation incorporated on May 2, 2011.  It is based in Cork, Ireland.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is August 31.

The Company intends to develop and operate an auction site where businesses and the general public can post their products and services for sale. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2014 contained in the Company's S-1/A-2 filed on January 23, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $8,081 and $14,731 in cash and cash equivalents as at February 28, 2015 and August 31, 2014, respectively.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending February 28, 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at February 28, 2015 and August 31, 2014.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share:

	Three months ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Net Loss	$(6,150)	$(6,595)	$(8,150)	$(6,595)

Basic and diluted net loss per common share	$(0.00)	$(0.07)	$(0.00)	$(0.07)

Basic and diluted weighted-average common shares outstanding	6,000,000	99,448	6,000,000	99,448

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of February 28, 2015 and August 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended February 28, 2015, the Company has a net loss from operations of $8,150. As at February 28, 2015, the Company had an accumulated deficit of $23,419 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2015.

NOTE 4 -   EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

On February 26, 2014, the company issued 6,000,000 shares to an officer and director at $0.005 per share for $30,000 cash.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period May 2, 2011 (date of inception) through February 28, 2015, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at February 28, 2015.  The Company has incurred an operating loss of $23,419 since inception.  The net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	February 28,
	2015	2014
Income tax expense at statutory rate	$(2,771)	$(2,242)
Change in valuation allowance	2,771	2,242
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	February 28,	August 31,
	2015	2014
NOL Carryover	$(7,962)	$(5,191)
Valuation allowance	7,962	5,191
Net deferred tax asset	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 26, 2014, the company issued 6,000,000 shares of common stock to an officer and director at $0.005 per share for $30,000 cash.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its key employees, including the controlling shareholder who is an officer of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at February 28, 2015 and August 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, the date of filing with the Securities and Exchange Commission.  Based on our evaluation no events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Risk Factors" section in our Registration Statement on Form S-1/A-2, as filed on January 23, 2015. You should carefully review the risks described in our Registration Statement and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Knight Knox", "we," "us," or "our" are to Knight Knox Development Corp.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Knight Knox Development Corp. (the "Company"), was incorporated in the State of Nevada on May 2, 2011.  Knight Knox is an e-commerce development stage company that intends to operate a fully functional auction site where customers can register for an account and sell and purchase goods and services. The Company owns and will utilize the domain www.offeritnow.com to offer these services.  The site will also contain a classified section where customers can advertise items for sale.

Our business and corporate address is Kemp House, City Road, London, England EC1V 2NX.  Our telephone number is 800-902-278 and our registered agent for service of process is Robert C. Harris, 564 Wedge Lane, Fernley, NV 89408.  Our fiscal year end is August 31.

We are a development stage company and have commenced only minimal business operations and have not generated any revenues. We have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our current operations.

To meet our need for cash, on October 8, 2014, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company registered a total of 8,000,000 shares of our common stock and sought to raise $80,000 under the Offering. All of the shares being registered for sale by the Company will be sold at a price per share of $0.01 for the duration of the Offering.

We will be selling the 8,000,000 shares of common stock we are offering as a self-underwritten offering. There is no minimum amount we are required to raise in this Offering, and any funds received will be immediately available to us.  This Offering will terminate on the earlier of the sale of all of the shares offered or 270 days after the date of the Prospectus, unless extended an additional 90 days by our board of directors.

There is no current public market for our securities.  As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

We feel $40,000 is the minimum required to develop our business although there are no guarantees about how much we will raise and in what time frame.  We expect to have the website fully complete and operational with full auction functionality 6 months after the completion of this offering.

Following completion of our offering, in months 7 and 8 we will begin our online sales and marketing initiative and once we have completed our website and it is fully operational we will begin to market our website using the online social media avenues, including facebook, twitter, google adwords and blogging.

Through these online and social media advertising efforts, we expect to generate customers who will post products and/or services in both our classified and auction sections of the website. As such, we expect to generate visitors who are interested in purchasing or bidding on the products and services.  We expect to begin to generate fees 9 months after completion of our offering.

Results of Operations

The following summary of our results of operations, for the three and six months ended February 28, 2015 and 2014, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2014, as included in our Registration Statement S-1/A-2 filed with the SEC on January 23, 2015.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

The following table provides selected financial data about our company as of February 28, 2015 and August 31, 2014.

Balance Sheet Data

	February 28,	August 31,
	2015	2014
Cash	$8,081	$14,731
Total Assets	$8,081	$14,731
Total Liabilities	$1,500	$-
Stockholders' Equity	$6,581	$14,731

We have not generated any revenues since inception through February 28, 2015. The decrease in cash was primarily due to cash used in operation expenses.

For the Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014

	Three months ended
	February 28,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative	-	95
Professional fees	6,150	6,500
Total Operating Expenses	6,150	6,595

Loss from Operations	(6,150)	(6,595)

Provision for income taxes	-	-

Net Loss	$(6,150)	$(6,595)

Our operating expenses, for the three months ended February 28, 2015 were $6,150 compared to $6,595, the same period in 2014. Our operating expenses were primarily composed of professional fees related to the S-1 registration.

For the Six Months Ended February 28, 2015 Compared to the Six Months Ended February 28, 2014

	Six Months Ended
	February 28,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative	-	95
Professional fees	8,150	6,500
Total Operating Expenses	8,150	6,595

Loss from Operations	(8,150)	(6,595)

Provision for income taxes	-	-

Net Loss	$(8,150)	$(6,595)

Our operating expenses, for the six months ended February 28, 2015 were $8,150 compared to $6,595, the same period in 2014. Our operating expenses were primarily composed of professional fees related to the S-1 registration.

Our operating expenses, for the six months ended February 28, 2014 were lower due to less activities during September 1, 2013 to November 30, 2013.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2015	2014
Current Assets	$8,081	$14,731
Current Liabilities	1,500	-
Working Capital	$6,581	$14,731

Cash Flows

	Six Months Ended
	February 28,
	2015	2014
Cash Flows used in Operating Activities	$(6,650)	$(95)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	30,000
Net (decrease) increase in Cash During Period	$(6,650)	$29,905

Cash Flow from Operating Activities

During the six month period ended February 28, 2015, cash used in operating activities was $6,650 compared to cash used in operating activities of $95 during the period ended February 28, 2014. The cash used from operating activities was primarily attributed to professional fees related to its recent prospectus offering.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended February 28, 2015 & 2014.

Cash Flow from Financing Activities

During the six months ended February 28, 2015, the company received $0 in cash in financing, compare to $30,000 cash received from James Manley, an officer of the Company, for subscription of 6,000,000 shares of the Company's common stock.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended August 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated sufficient revenues to cover operating costs or raised enough funds.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2014 and February 28, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the six months ended February 28, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 8, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 8, 2014)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: April 14, 2015	/s/ James Manley
James Manley
President, (Principal Executive Officer), Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors