Form 10-Q
period 2015-05-31
KNIGHT KNOX DEVELOPMENT CORP.
filed 2015-07-15
CIK 1621221

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 15, 2015, there were 6,850,000 shares of the issuer's common stock, par value $0.001, outstanding.

KNIGHT KNOX DEVELOPMENT CORP.

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

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

KNIGHT KNOX DELVELOPMENT CORP.

INDEX TO INTERIM FINANCIAL STATEMENTS

May 31, 2015

KNIGHT KNOX DEVELOPMENT CORP.
Balance Sheets

	May 31,	August 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$12,581	$14,731
Total current assets	12,581	14,731

Total Assets	$12,581	$14,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Preferred stock,$0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized;
6,850,000 issued and outstanding	6,850	6,000
Additional paid-in capital	31,650	24,000
Accumulated deficit	(25,919)	(15,269)
Total stockholders' equity	12,581	14,731

Total Liabilities and Stockholders' Equity	$12,581	$14,731

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	-	3,650	-	3,745
Professional fees	2,500	4,500	10,650	11,000
Total Operating Expenses	2,500	8,150	10,650	14,745

Loss from Operations	(2,500)	(8,150)	(10,650)	(14,745)

Provision for income taxes	-	-	-	-

Net Loss	$(2,500)	$(8,150)	$(10,650)	$(14,745)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted-average common shares outstanding	6,314,130	6,000,000	6,105,861	2,087,912

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Stockholders' Equity
For The Nine Months Ended May 31, 2015 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balances - August 31, 2014	6,000,000	$6,000	$24,000	$(15,269)	$14,731
Common shares issued for cash at $0.01 per share	850,000	7,960	540	-	8,500
Net loss	-	-	-	(10,650)	(10,650)
Balances - May 31, 2015	6,850,000	$13,960	$24,540	$(25,919)	$12,581

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(10,650)	$(14,745)
Net cash used in operating activities	(10,650)	(14,745)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	30,000
Net cash provided by financing activities	8,500	30,000

Net (decrease) increase in cash and cash equivalents	(2,150)	15,255
Cash and cash equivalents at beginning of period	14,731	-

Cash and cash equivalents at end of period	$12,581	$15,255

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Notes to the Interim Financial Statements
For the Nine Months Ended May 31, 2015
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2014 contained in the Company's S-1/A-2 filed on January 23, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,581 and $14,731 in cash and cash equivalents as at May 31, 2015 and August 31, 2014, respectively.

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

There were no share-based expenses for the period ending May 31, 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at May 31, 2015 and August 31, 2014.

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

The following table sets forth the computation of basic earnings per share:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Net Loss	$(2,500)	$(8,150)	$(10,650)	$(14,745)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted-average common shares outstanding	6,314,130	6,000,000	6,105,861	2,087,912

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2015 and August 31, 2014.

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

NOTE 3 - GOING CONCERN

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the nine months ended May 31, 2015, the Company has a net loss from operations of $10,650. As at May 31, 2015, the Company had an accumulated deficit of $25,919 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2015.

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

During the nine months ended May 31, 2015, the Company issued 850,000 shares to un-affiliated investors for $8,500 cash.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the period May 2, 2011 (date of inception) through May 31, 2015, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at May 31, 2015.  The Company has incurred an operating loss of $25,919 since inception.  The net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31,
	2015	2014
Income tax expense at statutory rate	$(3,621)	$(5,013)
Change in valuation allowance	3,621	5,013
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	May 31,	August 31,
	2015	2014
NOL Carryover	$(8,812)	$(5,191)
Valuation allowance	8,812	5,191
Net deferred tax asset	$-	$-

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at May 31, 2015 and August 31, 2014.

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

We are selling the 8,000,000 shares of common stock we are offering as a self-underwritten offering. There is no minimum amount we are required to raise in this Offering, and any funds received will be immediately available to us.  This Offering will terminate on the earlier of the sale of all of the shares offered or 270 days after the date of the Prospectus, unless extended an additional 90 days by our board of directors.

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

Results of Operations

The following summary of our results of operations, for the three and nine months ended May 31, 2015 and 2014, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2014, as included in our Registration Statement S-1/A-2 filed with the SEC on January 23, 2015.

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

The following table provides selected financial data about our company as of May 31, 2015 and August 31, 2014.

Balance Sheet Data

	May 31,	August 31,
	2015	2014
Cash	$12,581	$14,731
Total Assets	$12,581	$14,731
Total Liabilities	$-	$-
Stockholders' Equity	$12,581	$14,731

We have not generated any revenues since inception through May 31, 2015. The decrease in cash was primarily due to cash used in operation expenses.

For the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

	Three Months Ended
	May 31,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative expenses	-	3,650
Professional fees	2,500	4,500
Total Operating Expenses	2,500	8,150
Loss from Operations	(2,500)	(8,150)
Provision for income taxes	-	-
Net Loss	$(2,500)	$(8,150)

Our operating expenses, for the three months ended May 31, 2015 were $2,500 compared to $8,150, the same period in 2014. The higher operating expenses during the three months ended May 31, 2014 were primarily related to the S-1 registration.

For the Nine Months Ended May 31, 2015 Compared to the Nine Months Ended May 31, 2014

	Nine Months Ended
	May 31,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative expenses	-	3,745
Professional fees	10,650	11,000
Total Operating Expenses	10,650	14,745
Loss from Operations	(10,650)	(14,745)
Provision for income taxes	-	-
Net Loss	$(10,650)	$(14,745)

Our operating expenses, for the nine months ended May 31, 2015 were $10,650 compared to $14,745, the same period in 2014. Our operating expenses were primarily composed of professional fees related to the S-1 registration and ongoing regulatory requirements.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2015	2014
Current Assets	$12,581	$14,731
Current Liabilities	-	-
Working Capital	$12,581	$14,731

Cash Flows

	Nine Months Ended
	May 31,
	2015	2014
Cash Flows used in operating activities	$(10,650)	$(14,745)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	8,500	30,000
Net (decrease) increase in cash during period	$(2,150)	$15,255

Cash Flow from Operating Activities

During the nine month period ended May 31, 2015, cash used in operating activities was $10,650 compared to cash used in operating activities of $14,745 during the period ended May 31, 2014. The cash used from operating activities was primarily attributed to professional fees related to the S-1 registration and ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended May 31, 2015 & 2014.

Cash Flow from Financing Activities

During the nine months ended May 31, 2015, the company received $8,500 in cash from un-affiliated investors for subscription of 850,000 shares of the Company's common stock, compared to $30,000 cash received from James Manley, an officer of the Company, for subscription of 6,000,000 shares of the Company's common stock.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2014 and May 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We did not issue unregistered equity securities during the nine months ended May 31, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 8, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 8, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London England on July 15, 2015.

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: July 15, 2015	/s/ James Manley
James Manley
President, (Principal Executive Officer), Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors