Form 10-Q
period 2015-11-30
KNIGHT KNOX DEVELOPMENT CORP.
filed 2016-01-14
CIK 1621221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

1-800-902-278
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of January 14, 2016, there were 7,640,000 shares of the issuer’s common stock, par value $0.001, outstanding.

KNIGHT KNOX DEVELOPMENT CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 11, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending August 31, 2016.

KNIGHT KNOX DELVELOPMENT CORP.

INDEX TO INTERIM FINANCIAL STATEMENTS

November 30, 2015

KNIGHT KNOX DEVELOPMENT CORP.
Balance Sheets

	November 30,	August 31,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$3,971	$17,029
Total current assets	3,971	17,029

Total Assets	$3,971	$17,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,700	$1,739
Due to related party	600	-
Total current liabilities	3,300	1,739

Total Liabilities	$3,300	$1,739

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
7,640,000 issued and outstanding, respectively	7,640	7,640
Subscription receivable	-	(600)
Additional paid-in capital	38,760	38,760
Accumulated deficit	(45,729)	(30,510)
Total stockholders' equity	671	15,290

Total Liabilities and Stockholders' Equity	$3,971	$17,029

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Operations
(Unaudited)

	Three Months Ended
	November 30,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative expense	609	-
Professional fees	14,610	2,000
Total Operating Expenses	15,219	2,000

Loss from Operations	(15,219)	(2,000)

Provision for income taxes	-	-

Net Loss	$(15,219)	$(2,000)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,640,000	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Cash Flows
(Unaudited)

	Three months ended
	November 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(15,219)	$(2,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	961	1,500
Net cash used in operating activities	(14,258)	(500)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Collection from share subscription receivable	600	-
Advance from shareholder	600	-
Net cash provided by financing activities	1,200	-

Net decrease in cash and cash equivalents	(13,058)	(500)
Cash and cash equivalents at beginning of period	17,029	14,731

Cash and cash equivalents at end of period	$3,971	$14,231

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing and investing activities:
Share subscription receivable	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Notes to the Interim Financial Statements
For the Three Months Ended November 30, 2015
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2015 contained in the Company’s Form 10-K filed on December 11, 2015.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the three months ended November 30, 2015, the Company has a net loss from operations of $15,219. As at November 30, 2015, the Company had an accumulated deficit of $45,729 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2016.

NOTE 4 - EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

During the three months ended November 30, 2015, $600 subscription receivable was collected.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2015, the Company borrowed $600 from a majority shareholder; the amount borrowed is non-interest bearing and due on-demand loan. The balance at November 30, 2015 is $600.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Risk Factors” section in our Registration Statement on Form 10-K, as filed on December 11, 2015. You should carefully review the risks described in our Registration Statement and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Knight Knox”, “we,” “us,” or “our” are to Knight Knox Development Corp.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Knight Knox Development Corp. (the “Company”), was incorporated in the State of Nevada on May 2, 2011.  Knight Knox is an e-commerce development stage company that intends to operate a fully functional auction site where customers can register for an account and sell and purchase goods and services. The Company owns and will utilize the domain www.offeritnow.com to offer these services.  The site will also contain a classified section where customers can advertise items for sale.

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

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2015 and 2014, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2015, as included in Form 10-K filed with the SEC on December 11, 2015.

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

The following table provides selected financial data about our company as of November 30, 2015 and August 31, 2015.

Balance Sheet Data

	November 30,	August 31,
	2015	2015
Cash	$3,971	$17,029
Total Assets	$3,971	$17,029
Total Liabilities	$3,300	$1,739
Stockholders' Equity	$6711	$15,290

We have not generated any revenues since inception through November 30, 2015. The decrease in cash was primarily due to cash used in operating expenses.

For the Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

	Three Months Ended
	November 30,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative expenses	609	-
Professional fees	14,610	2,000
Total Operating Expenses	15,219	2,000
Loss from Operations	(15,219)	(2,000)
Provision for income taxes	-	-
Net Loss	$(15,219)	$(2,000)

Our operating expenses, for the three months ended November 30, 2015 were $15,219 compared to $2,000 for the same period in 2014. The higher operating expenses during the three months ended November 30, 2015 were primarily related to professional fees for the S-1 registration and ongoing regulatory requirements.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2015	2015
Current Assets	$3,971	$17,029
Current Liabilities	3,300	1,739
Working Capital	$671	$15,290

Cash Flows

	Three Months Ended
	November 30,
	2015	2014
Cash Flows used in operating activities	$(14,258)	$(500)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	1,200	-
Net decrease in cash during period	$(13,058)	$(500)

Cash Flow from Operating Activities

During the three months ended November 30, 2015, cash used in operating activities was $14,258 compared to cash used in operating activities of $500 during the period ended November 30, 2014. The cash used from operating activities was primarily attributed to professional fees related to the S-1 registration and ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended November 30, 2015 & 2014.

Cash Flow from Financing Activities

During the three months ended November 30, 2015, the company received $600 from subscription receivable and received $600 non-interest bearing on-demand loan from the shareholder.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended August 31, 2015.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated sufficient revenues to cover operating costs or raised enough funds.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2015, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

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

We did not issue unregistered equity securities during the three months ended November 30, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London England on January 14, 2016.

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: January 14, 2016	/s/ James Manley
James Manley
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial and Accounting Officer)