Form 10-Q
period 2016-02-29
KNIGHT KNOX DEVELOPMENT CORP.
filed 2016-04-01
CIK 1621221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

As of March 31, 2016, there were 7,640,000 shares of the issuer’s common stock, par value $0.001, outstanding.

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

KNIGHT KNOX DELVELOPMENT CORP.

INDEX TO INTERIM FINANCIAL STATEMENTS

February 29, 2016

KNIGHT KNOX DEVELOPMENT CORP.
Balance Sheets

	February 29,	August 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$3,590	$17,029
Total current assets	3,590	17,029

Total Assets	$3,590	$17,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$7,409	$1,739
Due to related party	600	-
Total current liabilities	8,009	1,739

Total Liabilities	$8,009	$1,739

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,640,000 issued and outstanding, respectively	7,640	7,640
Subscription receivable	-	(600)
Additional paid-in capital	38,760	38,760
Accumulated deficit	(50,819)	(30,510)
Total stockholders' equity (deficit)	(4,419)	15,290

Total Liabilities and Stockholders' Equity (Deficit)	$3,590	$17,029

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expense	-	-	609	-
Professional fees	5,090	6,150	19,700	8,150
Total Operating Expenses	5,090	6,150	20,309	8,150

Loss from Operations	(5,090)	(6,150)	(20,309)	(8,150)

Provision for income taxes	-	-	-	-

Net Loss	$(5,090)	$(6,150)	$(20,309)	$(8,150)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,640,000	6,000,000	7,640,000	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2016	2015

Cash flows from operating activities:
Net loss	$(20,309)	$(8,150)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	5,670	1,500
Net cash used in operating activities	(14,639)	(6,650)

Cash flows from financing activities:
Collection from share subscription receivable	600	-
Advance from shareholder	600	-
Net cash provided by financing activities	1,200	-

Net decrease in cash and cash equivalents	(13,439)	(6,650)
Cash and cash equivalents at beginning of period	17,029	14,731

Cash and cash equivalents at end of period	$3,590	$8,081

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Notes to the Interim Financial Statements
For the Six Months Ended February 29, 2016
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2015 contained in the Company’s Form 10-K filed on December 11, 2015.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended February 29, 2016, the Company has a net loss from operations of $20,309. As at February 29, 2016, the Company had an accumulated deficit of $50,819 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2016.

NOTE 4 - EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

During the six months ended February 29, 2016, $600 subscription receivable was collected.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2016, the Company borrowed $600 from a majority shareholder; the amount borrowed is non-interest bearing and due on-demand loan. The balance at February 29, 2016 is $600.

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

Results of Operations

The following summary of our results of operations, for the six months ended February 29, 2016 and February 28, 2015, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2015, as included in Form 10-K filed with the SEC on December 11, 2015.

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

The following table provides selected financial data about our company as of February 29, 2016 and August 31, 2015.

Balance Sheet Data

	February 29,	August 31,
	2016	2015
Cash	$3,590	$17,029
Total Assets	$3,590	$17,029
Total Liabilities	$8,009	$1,739
Stockholders' Equity (Deficit)	$(4,419)	$15,290

We have not generated any revenues since inception through February 29, 2016. The decrease in cash was primarily due to cash used in operating expenses.

For the Three Months Ended February 29, 2016 Compared to the Three Months Ended February 28, 2015

	Three Months Ended
	February 29,	February 28,
	2016	2015
Operating Expenses
Professional fees	$5,090	$6,150
Total Operating Expenses	5,090	6,150
Loss from Operations	(5,090)	(6,150)
Provision for income taxes	-	-
Net Loss	$(5,090)	$(6,150)

Our operating expenses, for the three months ended February 29, 2016 were $5,090 compared to $6,150 for the same period in 2015. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements.

For the Six Months Ended February 29, 2016 Compared to the Six Months Ended February 28, 2015

	Six Months Ended
	February 29,	February 28,
	2016	2015
Operating Expenses
General and administrative expense	$609	$-
Professional fees	19,700	8,150
Total Operating Expenses	20,309	8,150
Loss from Operations	(20,309)	(8,150)
Provision for income taxes	-	-
Net Loss	$(20,309)	$(8,150)

Our operating expenses, for the six months ended February 29, 2016 were $20,309 compared to $8,150 for the same period in 2015. The higher operating expenses during the six months ended February 29, 2016 were primarily related to professional fees for the S-1 registration and ongoing regulatory requirements.

Liquidity and Capital Resources

Working Capital

	February 29,	August 31,
	2016	2015
Current Assets	$3,590	$17,029
Current Liabilities	8,009	1,739
Working Capital	$(4,419)	$15,290

Cash Flows

	Six Months Ended
	February 29,	February 28,
	2016	2015
Cash Flows used in operating activities	$(14,639)	$(6,650)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	1,200	-
Net decrease in cash during period	$(13,439)	$(6,650)

Cash Flow from Operating Activities

During the six months ended February 29, 2016, cash used in operating activities was $14,639 compared to cash used in operating activities of $6,650 during the period ended February 28, 2015. The cash used from operating activities was primarily attributed to professional fees related to the S-1 registration and ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended February 29, 2016 and February 28, 2015.

Cash Flow from Financing Activities

During the six months ended February 29, 2016, the company received $600 from subscription receivable and received $600 non-interest bearing on-demand loan from the shareholder. The Company did not have cash flow from financing activities during the six months ended February 28, 2015.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 29, 2016, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We did not issue unregistered equity securities during the six months ended February 29, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London England on April 1, 2016.

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: April 1, 2016	/s/ James Manley
James Manley
President, (Principal Executive Officer), Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors