Form 10-Q
period 2016-05-31
KNIGHT KNOX DEVELOPMENT CORP.
filed 2016-07-05
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

__________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30 2016, there were 7,640,000 shares of the issuer's common stock, par value $0.001, outstanding.

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

KNIGHT KNOX DELVELOPMENT CORP.

INDEX TO INTERIM FINANCIAL STATEMENTS

May 31, 2016

KNIGHT KNOX DEVELOPMENT CORP.

Balance Sheets

	May 31,	August 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$3,590	$17,029
Total current assets	3,590	17,029

Total Assets	$3,590	$17,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,609	$1,739
Due to related party	4,450	-
Total current liabilities	13,059	1,739

Total Liabilities	$13,059	$1,739

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized;7,640,000 issued and outstanding, respectively	7,640	7,640
Subscription receivable	-	(600)
Additional paid-in capital	38,760	38,760
Accumulated deficit	(55,869)	(30,510)
Total stockholders' equity (deficit)	(9,469)	15,290

Total Liabilities and Stockholders' Equity (Deficit)	$3,590	$17,029

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expense	-	-	609	-
Professional fees	5,050	2,500	24,750	10,650
Total Operating Expenses	5,050	2,500	25,359	10,650

Loss from Operations	(5,050)	(2,500)	(25,359)	(10,650)

Provision for income taxes	-	-	-	-

Net Loss	$(5,050)	$(2,500)	$(25,359)	$(10,650)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,640,000	6,314,130	7,640,000	6,105,861

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(25,359)	$(10,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	6,870	-
Net cash used in operating activities	(18,489)	(10,650)

Cash flows from financing activities:
Collection from share subscription receivable	600	-
Advance from shareholder	4,450	-
Proceeds from issuance of common stock	-	8,500
Net cash provided by financing activities	5,050	8,500

Net decrease in cash and cash equivalents	(13,439)	(2,150)
Cash and cash equivalents at beginning of period	17,029	14,731

Cash and cash equivalents at end of period	$3,590	$12,581

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Notes to the Interim Financial Statements

For the Nine Months Ended May 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2015 contained in the Company's Form 10-K filed on December 11, 2015.

NOTE 3 – GOING CONCERN

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended May 31, 2016, the Company has a net loss from operations of $25,359. As at May 31, 2016, the Company had an accumulated deficit of $55,869 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2016.

NOTE 4 – EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

During the nine months ended May 31, 2016, $600 subscription receivable was collected.

Preferred shares

No preferred shares have been authorized or issued.

Stock Options and Warrants

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2016, the Company borrowed $4,450 from a majority shareholder; the amount borrowed is non-interest bearing and due on-demand loan. The balance at May 31, 2016 is $4,450.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Risk Factors" section in our Registration Statement on Form 10-K, as filed on December 11, 2015. You should carefully review the risks described in our Registration Statement and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations

The following summary of our results of operations, for the nine months ended May 31, 2016 and 2015, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2015, as included in Form 10-K filed with the SEC on December 11, 2015.

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

The following table provides selected financial data about our company as of May 31, 2016 and August 31, 2015.

Balance Sheet Data

	May 31,	August 31,
	2016	2015

Cash	$3,590	$17,029
Total Assets	$3,590	$17,029
Total Liabilities	$13,059	$1,739
Stockholders' Equity (Deficit)	$(9,469)	$15,290

We have not generated any revenues since inception through May 31, 2016. The decrease in cash was primarily due to cash used in operating expenses.

For the Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

	Three Months Ended
	May 31,
	2016	2015
Operating Expenses
Professional fees	$5,050	$2,500
Total Operating Expenses	5,050	2,500
Loss from Operations	(5,050)	(2,500)
Provision for income taxes	-	-
Net Loss	$(5,050)	$(2,500)

Our operating expenses, for the three months ended May 31, 2016 were $5,050 compared to $2,500 for the same period in 2015. The Company's operating expenses were primarily related to professional fees for ongoing regulatory requirements.

For the Nine Months Ended May 31, 2016 Compared to the Nine Months Ended May, 2015

	Nine Months Ended
	May 31,
	2016	2015
Operating Expenses
General and administrative expense	$609	$-
Professional fees	24,750	10,650
Total Operating Expenses	25,359	10,650
Loss from Operations	(25,359)	(10,650)
Provision for income taxes	-	-
Net Loss	$(25,359)	$(10,650)

Our operating expenses, for the nine months ended May 31, 2016 were $25,359 compared to $10,650 for the same period in 2015. The higher operating expenses during the nine months ended May 31, 2016 were primarily related to professional fees for the S-1 registration and ongoing regulatory requirements.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2016	2015
Current Assets	$3,590	$17,029
Current Liabilities	13,059	1,739
Working Capital	$(9,469)	$15,290

Cash Flows

	Nine Months Ended
	May 31,
	2016	2015
Cash Flows used in operating activities	$(18,489)	$(10,650)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	5,050	8,500
Net decrease in cash during period	$(13,439)	$(2,150)

Cash Flow from Operating Activities

During the nine months ended May 31, 2016, cash used in operating activities was $18,489 compared to cash used in operating activities of $10,650 during the period ended May 31, 2015. The cash used from operating activities was primarily attributed to professional fees related to the S-1 registration and ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended May 31, 2016 and 2015.

Cash Flow from Financing Activities

During the nine months ended May 31, 2016, the company received $600 from subscription receivable and received $4,450 non-interest bearing on-demand loan from the shareholder. During the nine months ended May 31, 2015, the company received $8,500 in cash from un-affiliated investors for subscription of 850,000 shares of the Company's common stock.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2016, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We did not issue unregistered equity securities during the nine months ended May 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 8, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 8, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London England on July 5, 2016.

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: July 5, 2016	By:	/s/ James Manley
James Manley
President, (Principal Executive Officer), Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

