Form 10-K
period 2016-08-31
KNIGHT KNOX DEVELOPMENT CORP.
filed 2016-11-29
CIK 1621221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share as of November 28, 2016, the latest practicable date.

7,640,000.

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

Effective November 18, 2016, we accepted the resignation of James Manley as our President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director, concurrent with Mr. Manley's resignation, Peter O'Brien was appointed President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director of our company.

Effective November 18, 2016, Peter O'Brien acquired all of the 6,000,000 shares of our common stock owned by James Manley, in a private transaction. The 6,000,000 shares of our common now controlled by Mr. O'Brien represents 79% of our company's issued and outstanding shares of common stock. Mr. Manley holds no additional shares of our common stock.

Effective November 18, 2016, we entered into a senior promissory note in the principal amount of $30,000 payable to Malibu Investments Limited. The promissory note accrues interest at 10% per annum. Principal and accrued interest shall either be payable in a lump sum on or before November 18, 2017 (the “Maturity Date”) or if prior, will automatically convert into the next private placement held by Knight Knox Development Corp., (assuming its acquisition of Knight Knox) by the Maturity Date. In the event of a conversion of the note into the proposed private placement, the full amount of principal, together with any interest accrued through the date of conversion shall be converted into the proposed private placement with a minimum investment of $500,000 at a 30% discount.

Principal Products, Services and Their Markets

Knight Knox Development Corp. plans to develop an online business using our domain www.offeritnow.com that will enable business and) revenue from the following methods:

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Markets (the "OTCPINK") on July 20, 2015 under the symbol "KNKX". As of November 28, 2016, our stock had not yet traded on the OTCPINK.

As at August 31, 2016, the Company had 30 active shareholders of record and 7,640,000 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue unregistered equity securities during the fiscal year ended August 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2016.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have an accumulated deficit of $60,200 and net loss of $29,690 through the twelve months ended August 31, 2016, which were comprised of professional fees of $28,938 and general and administrative costs of $752.

The following table provides selected financial data about our company for the year ended August 31, 2016 and 2015.

	August 31, 2016	August 31, 2015
Current Assets	$3,590	$17,029
Current Liabilities	$17,390	$1,739
Working Capital (Deficit)	$(13,800)	$15,290

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended August 31, 2016	Year Ended August 31, 2015
Total expenses	$29,690	$15,241
Operating revenue	$-	$-
Net loss	$(29,690)	$(15,241)
Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: Basic and diluted	$7,640,000	$6,406,438
Cash dividends declared per common share	$-	$-
Property and equipment, net	$-	$-
Long-term debt	$-	$-
Stockholder's equity (deficit)	$(13,800)	$15,290

Revenue

We have generated no revenues since May 2, 2011 (inception).

Expenses

We have a net loss of $29,690 during the year ended August 31, 2016 and a net loss of $15,241 during the year ended August 31, 2015.

Operating expenses for the year ended August 31, 2016 increased to $29,690 from $15,241 for the year ended August 31, 2015. Operating expenses were comprised of professional fees of $28,938 and general and administrative costs of $752 for the year ended August 31, 2016, compared professional fees of $14,732 and general and administrative costs of $509 in 2015.

Liquidity and Financial Condition

Currently we do not have sufficient funds for any our business development over the next 12 months.

Working Capital (Deficit)

	August 31, 2016	August 31, 2015
Current Assets	$3,590	$17,029
Current Liabilities	$17,390	$1,739
Working Capital (Deficit)	$13,800	$15,290

Cash Flows

	Year Ended August 31, 2016	Year Ended August 31, 2015
Cash used in operating activities	$(18,489)	$(13,502)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$5,050	$15,800
Cash and cash equivalents on hand	$3,590	$17,029

Cash Flow from Operating Activities

During the year ended August 31, 2016, our company used $18,489 in cash from operating activities compared to the use of $13,502 of cash for operating activities during the period ended August 31, 2015. The increase in cash used for operating activities was primarily attributed to an increase of net loss.

Cash Flow from Investing Activities

From inception through to August 31, 2016, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended August 31, 2016, our company received $600 cash from the collection of share subscription receivable, and $4,450 advance from shareholder, compared to $15,800 cash received from the issuance of common shares to 29 unaffiliated investors.

We had no material commitments for capital expenditures as at August 31, 2016 and 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at August 31, 2016 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

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

Limited Operating History; Need for Additional Capital

We have a limited operating history. Since inception, we have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

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

Liquidity and Capital Resources

To date, we have meet our need for cash by raising money through an Offering by way of a Registration Statement on Form S-1, which was declared effective on January 28, 2015, which the Company sought to raise $80,000 under the Offering. The Company sold 1,640,000 shares at $0.01 per share for $16,400 cash of which $15,800 cash was received prior to August 31, 2015 and $600 was received after August 31, 2015 and was recorded as a subscription receivable. During the year ending August 31, 2016, the $600 subscription receivable was collected. To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

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

Item 8. Financial Statements and Supplementary Data.

KNIGHT KNOX DEVELOPMENT CORP.

Balance Sheets

	August 31,	August 31,
	2016	2015

ASSETS
Current Assets
Cash	$3,590	$17,029
Total current assets	3,590	17,029

Total Assets	$3,590	$17,029

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$12,940	$1,739
Due to related party	4,450	-
Total current liabilities	17,390	1,739

Total Liabilities	$17,390	$1,739

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,640,000 issued and outstanding, respectively	7,640	7,640
Subscription receivable	-	(600)
Additional paid-in capital	38,760	38,760
Accumulated deficit	(60,200)	(30,510)
Total stockholders' equity (Deficit)	(13,800)	15,290

Total Liabilities and Stockholders' Equity (Deficit)	$3,590	$17,029

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Statements of Operations

	Year ended
	August 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
General and administrative expense	752	509
Professional fees	28,938	14,732
Total Operating Expenses	29,690	15,241

Loss from Operations	(29,690)	(15,241)

Provision for income taxes	-	-

Net Loss	$(29,690)	$(15,241)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,640,000	6,406,438

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Statements of Stockholders’ Equity

				Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Receivable	Capital	Deficit	Equity

Balances - August 31, 2014	6,000,000	6,000	-	24,000	(15,269)	14,731
Common shares issued for cash at $0.01 per share	1,640,000	1,640	(600)	14,760	-	15,800
Net loss	-	-	-	-	(15,241)	(15,241)
Balances - August 31, 2015	7,640,000	$7,640	$(600)	$38,760	$(30,510)	$15,290
Subscription receivable collected	-	-	600	-	-	600
Net loss	-	-	-	-	(29,690)	(29,690)
Balances - August 31, 2016	7,640,000	$7,640	$-	$38,760	$(60,200)	$(13,800)

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Statements of Cash Flows

	Year ended
	August 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(29,690)	$(15,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	11,201	1,739
Net cash used in operating activities	(18,489)	(13,502)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Collection from share subscription receivable	600	-
Advance from shareholder	4,450	-
Proceeds from issuance of common stock	-	15,800
Net cash provided by financing activities	5,050	15,800

Net decrease in cash and cash equivalents	(13,439)	2,298
Cash and cash equivalents at beginning of period	17,029	14,731

Cash and cash equivalents at end of period	$3,590	$17,029

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing and investing activities:
Share subscription receivable	$-	$600

The accompanying notes are an integral part of these financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Notes to the Financial Statements

For the Year Ended August 31, 2016

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,590 and $17,029 in cash and cash equivalents as at August 31, 2016 and August 31, 2015, respectively.

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

There were no share-based expenses for the periods ending August 31, 2016 and 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at August 31, 2016 and August 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2016 and August 31, 2015.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended August 31, 2016, the Company has a net loss from operations of $29,690. As at August 31, 2016, the Company had an accumulated deficit of $60,200 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

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

NOTE 5 - PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the year end August 31, 2016 and August 31, 2015, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company's ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at August 31, 2016. The Company has incurred a net operating loss of $30,510, the net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	August 31,
	2016	2015
Income tax expense at statutory rate	$(10,095)	$(5,182)
Change in valuation allowance	10,095	5,182
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2016	2015
NOL Carryover	$(20,468)	$(10,373)
Valuation allowance	20,468	10,373
Net deferred tax asset	$-	$-

NOTE 6 - RELATED PARTY TRANSACTIONS

During year ended August 31, 2016, the Company borrowed $4,450 from a majority shareholder; the amount borrowed is non-interest bearing and due on-demand loan. The balance at August 31, 2016 is $4,450.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at August 31, 2016 and August 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters, other than stated above, that would have a material effect on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On November 18, 2016, the Company entered into a debt forgiveness agreement whereby a majority shareholder forgave a total of $16,856 owed to them by the Company.

On November 18, 2016, the Company entered into a senior promissory note for the principal amount of $30,000, payable to Malibu Investments Limited. The promissory note accrues interest at 10% per annum and matures on November 18, 2017. If paid prior, it will automatically convert into the next private placement held by Knight Knox Development Corp. In the event of a conversion of the note into the proposed private placement, the full amount of principal, together with any interest accrued through the date of conversion shall be converted into the proposed private placement with a minimum investment of $500,000 at a 30% discount.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended August 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Peter O'Brien	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer, and Director	38	November 18, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Peter O'Brien

Peter O’Brien has been in the e-commerce recruitment industry since 2004, founding and leading successful firms, Driver & Labour Recruit and Hanrahan & O`Brien Consultants in 2005. After building both companies to profitablity Mr. O’Brien sold his positions in 2006. In 2008 Mr. O’Brien worked for HSBC International in Jersey, Channel Islands, UK, in the Private Client space. In 2012 he founded Nursing Station, a e-commerce company focused on the recruitment and placement of Nurses in healthcare throughout Ireland and the UK. In July of 2016 Medacs Healthcare under the Impellam Group Plc acquired Nursing Station. Peter has since founded Medical Job board www.MedicalstaffIreland.com in 2015. Mr. O’Brien graduated from Griffith College, Cork 2004 with a Diploma in Marketing, Sales, PR and Advertising.

Our company believes that Mr. O'Brien's professional background and experience give him the qualifications and skills necessary to serve as a director and officer of our company.

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

Board and Committee Meetings

Our board of directors currently consists of only one member, Peter O’Brien. The Board held no formal meetings during the year ended August 31, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at August 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

3.	up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Knight Knox Development Corp. at the end of the period.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Manley(1),	2016	-	-	-	-	-	-	-	-
(formerPresident, Secretary, CEO,	2015	-	-	-	-	-	-	-	-
CFO, Treasurer)

(1)	Mr. Manley resigned as President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director of our company on November 18, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended August 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended August 31, 2016.

Option Exercises and Stock Vested

During our Fiscal year ended August 31, 2016, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 28, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Common	Peter O'Brien
	Kemp House, City Road, London, England EC1V 2NX	6,000,000 (direct)	79%

Common	Director and Officer as a Group (1 individual)	6,000,000	79%

(1)	The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.
(2)	Each shareholder owns his or her shares directly.
(3)	Based on 7,640,000 shares issued and outstanding as of November 28, 2016.

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

Effective November 18. 2016, Peter O'Brien acquired all of the 6,000,000 shares of our common stock owned by James Manley, in a private transaction. The 6,000,000 shares of our common now controlled by Mr. O'Brien represents 79% of our company's issued and outstanding shares of common stock. Mr. Manley holds no additional shares of our common stock.

Shareholder loan

As at August 31, 2016 and 2015, there was $4,450 and $0 owed to James Manley, a majority shareholder.

Effective November 18, 2016, we entered into a debt forgiveness agreement with James Manley, whereby Mr. Manley released our company of $16,856.31 for a non-interest bearing loan provided to our company.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2016	Year Ended August 31, 2015
Audit Fees (1)	$9,500	$4,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$9,500	$4,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services

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

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: November 29, 2016	/s/ Peter O'Brien
Peter O'Brien
President, Chief Executive Officer and Chief Financial Officer, Secretary, Treasurer and Director (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 29, 2016	/s/ Peter O'Brien
Peter O'Brien
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (principal executive officer and principal financial and accounting officer)

