Form 10-Q
period 2016-11-30
KNIGHT KNOX DEVELOPMENT CORP.
filed 2017-01-10
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-199213

KNIGHT KNOX DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Kemp House, City Road, London England	EC1V 2NX
(Address of principal executive offices)	(Zip Code)

+1-800-902-278

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,640,000 common shares issued and outstanding as of January 6, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended November 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

KNIGHT KNOX DEVELOPMENT CORP.
Balance Sheets

	November 30,	August 31,
	2016	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$3,590	$3,590
Total current assets	3,590	3,590

Total Assets	$3,590	$3,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$10,050	$12,940
Due to related party	-	4,450
Total current liabilities	10,050	17,390

Total Liabilities	$10,050	$17,390

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 7,640,000 issued and outstanding, respectively	7,640	7,640
Additional paid-in capital	55,616	38,760
Accumulated deficit	(69,716)	(60,200)
Total stockholders' equity (Deficit)	(6,460)	(13,800)

Total Liabilities and Stockholders' Equity (Deficit)	$3,590	$3,590

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.
Statements of Operations (Unaudited)

	Three months ended
	November 30,
	2016	2015

Revenue	$-	$-

Operating Expenses
General and administrative expense	313	609
Professional fees	9,204	14,610
Total Operating Expenses	9,517	15,219

Loss from Operations	(9,517)	(15,219)

Provision for income taxes	-	-
Net Loss	$(9,517)	$(15,219)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,640,000	7,640,000

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(9,517)	$(15,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(2,889)	961
Due to related party	12,406	-
Net cash used in operating activities	-	(14,258)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Collection from share subscription receivable	-	600
Advance from shareholder	-	600
Net cash provided by financing activities	-	1,200

Net decrease in cash and cash equivalents	-	(13,058)
Cash and cash equivalents at beginning of period	3,590	17,029

Cash and cash equivalents at end of period	$3,590	$3,971

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$16,856	$-

The accompanying notes are an integral part of these unaudited financial statements.

KNIGHT KNOX DEVELOPMENT CORP.

Notes to the Financial Statements

For the Three Months Ended November 30, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2016 contained in the Company's Form 10-K filed on December 1, 2016.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended November 30, 2016, the Company has a net loss of $9,517. As at November 30, 2016, the Company had an accumulated deficit of $69,716 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2016, the Company borrowed an additional $12,406 from the previous majority shareholder; the amount borrowed was non-interest bearing and due on-demand loan. On November 18, 2016, the loan with the previous majority shareholder was forgiven for the total loan amount of $16,856.

On November 18, 2016, the previous majority shareholder transferred all of the 6,000,000 shares that they held to an unrelated party in a private transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Knight Knox Development Corp., unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on May 2, 2011. We are an e-commerce development stage company that intends to operate a fully functional auction site where customers can register for an account and sell and purchase goods and services. We own and will utilize the domain www.offeritnow.com to offer these services. The site will also contain a classified section where customers can advertise items for sale.

Our address is, Kemp House, City Road, London, England EC1V 2NX. Our telephone number is 1-800-902-278.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We are a development stage company and have commenced only minimal business operations and have not generated any revenues. We have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our current operations.

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2016 and 2015, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2016, as included in Form 10-K filed with the SEC on November 29, 2016.

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

The following table provides selected financial data about our company as of November 30, 2016 and August 31, 2016.

Balance Sheet Data

	November 30,	August 31,
	2016	2016
Cash	$3,590	$3,590
Total Assets	$3,590	$3,590
Total Liabilities	$10,050	$17,390
Stockholders' Equity (Deficit)	$(6,460)	$(13,800)

We have not generated any revenues since inception through November 30, 2016. The decrease in cash was primarily due to cash used in operating expenses.

For the Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

	Three Months Ended
	November 30,
	2016	2015
Revenue	$-	$-
Operating Expenses
General and administrative expenses	313	609
Professional fees	9,204	14,610
Total Operating Expenses	9,517	15,219
Loss from Operations	(9,517)	(15,219)
Provision for income taxes	-	-
Net Loss	$(9,517)	$(15,219)

Our operating expenses, for the three months ended November 30, 2016 were $9,517 compared to $15,219 for the same period in 2015. The lower operating expenses during the three months ended November 30, 2016 were primarily related to professional fees for the S-1 registration and ongoing regulatory requirements that were incurred during the three months ended November 30, 2015.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2016	2016
Current Assets	$3,590	$3,590
Current Liabilities	10,050	17,390
Working Capital (Deficit)	$(6,460)	$(13,800)

Cash Flows

	Three Months Ended
	November 30,
	2016	2015
Cash Flows used in operating activities	$-	$(14,258)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	-	1,200
Net decrease in cash during period	$-	$(13,058)

Cash Flow from Operating Activities

During the three months ended November 30, 2016, cash used in operating activities was $0 compared to cash used in operating activities of $14,258 during the period ended November 30, 2015. The cash used from operating activities was attributed a net loss of $9,517, a loan forgiven to a previous shareholder of $16,856, an decrease of the payable to a related party of $4,450, and decrease in accounts payable and accrued liabilities of $2,889.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended November 30, 2016 & 2015.

Cash Flow from Financing Activities

During the three months ended November 30, 2016, no financing activities occurred.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended August 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of November 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013), and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2016.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT KNOX DEVELOPMENT CORP.
(Registrant)

Dated: January 10, 2017	By:	/s/ Peter O'Brien
Peter O'Brien
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

