Form 10-Q
period 2017-02-28
REACTIVE MEDICAL INC.
filed 2017-04-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-199213

REACTIVE MEDICAL INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

29 Fitzwiliam Street Upper, Dublin 2 Ireland
(Address of principal executive offices)	(Zip Code)

+353 (1) 443 4604

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

9,800,000 common shares issued and outstanding as of April 14, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended February 28, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

REACTIVE MEDICAL INC.

(Formerly KNIGHT KNOX DEVELOPMENT CORP.)

Balance Sheets

	February 28,	August 31,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$10,897	$3,590
Prepaid expense	2,560	-
Total current assets	13,457	3,590

Total Assets	$13,457	$3,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$2,413	$12,940
Accrued interest	847	-
Due to related party	100	4,450
Note payable, net of discount of $431	29,569	-
Total current liabilities	32,929	17,390

Total Liabilities	$32,929	$17,390

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 7,640,000 issued and outstanding, respectively	7,640	7,640
Additional paid-in capital	55,616	38,760
Accumulated deficit	(82,728)	(60,200)
Total stockholders' equity (Deficit)	(19,472)	(13,800)

Total Liabilities and Stockholders' Equity (Deficit)	$13,457	$3,590

The accompanying notes are an integral part of these unaudited financial statements.

REACTIVE MEDICAL INC.

(Formerly KNIGHT KNOX DEVELOPMENT CORP.)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expense	3,803	-	4,116	609
Professional fees	8,192	5,090	17,396	19,700
Total Operating Expenses	11,995	5,090	21,512	20,309

Loss from Operations	(11,995)	(5,090)	(21,512)	(20,309)

Other income (expense)
Interest expense	(1,016)	-	(1,016)	-
Total other income (expense), net	(1,016)	-	(1,016)	-

Provision for income taxes	-	-	-	-

Net Loss	$(13,011)	$(5,090)	$(22,528)	$(20,309)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,640,000	7,640,000	7,640,000	7,640,000

The accompanying notes are an integral part of these unaudited financial statements.

REACTIVE MEDICAL INC.

(Formerly KNIGHT KNOX DEVELOPMENT CORP.)

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2017	2016

Cash flows from operating activities:
Net loss	$(22,528)	$(20,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	169	-
Changes in assets and liabilities:
Prepaid expenses	(2,560)	-
Accounts payable and accrued liabilities	(10,527)	5,670
Accrued interest	847	-
Due to related party	12,406	-
Net cash used in operating activities	(22,193)	(14,639)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Collection from share subscription receivable	-	600
Advance from shareholder	100	600
Proceeds from issuance of note payable	29,400	-
Net cash provided by financing activities	29,500	1,200

Net decrease in cash and cash equivalents	7,307	(13,439)
Cash and cash equivalents at beginning of period	3,590	17,029

Cash and cash equivalents at end of period	$10,897	$3,590

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$16,856	$-

The accompanying notes are an integral part of these unaudited financial statements.

REACTIVE MEDICAL INC.

(Formerly KNIGHT KNOX DEVELOPMENT CORP.)

Notes to the Financial Statements

For the Six Months Ended February 28, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

KNIGHT KNOX DEVELOPMENT CORP. (the "Company") is a Nevada corporation incorporated on May 2, 2011. It is based in Dublin, Ireland. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is August 31.

Effective on February 10, 2017, the Company changed its name from "KNIGHT KNOX DEVELOPMENT CORP.," to "REACTIVE MEDICAL INC."

The Company intends to license, develop and commercialize novel cannabinoid therapeutic treatments. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2017 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2016 contained in the Company's Form 10-K filed on November 29, 2016.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended February 28, 2017, the Company has a net loss of $22,528. As at February 28, 2017, the Company had an accumulated deficit of $82,728 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2017, the former President, who is currently the Senior Vice President of European Operations, advanced the Company cash of $100. As of February 28, 2017, the amount owed to the individual for advances was $100. The advance is non-interest bearing, and has no terms of repayment.

During the six months ended February 28, 2017, the Company borrowed an additional $12,406 from the previous majority shareholder; the amount borrowed was non-interest bearing and due on-demand loan. On November 18, 2016, the loan with the previous majority shareholder was forgiven for the total loan amount of $16,856.

On November 18, 2016, the previous majority shareholder sold all of the 6,000,000 shares that they held to the current President of the Company in a private transaction.

The Company does not own or lease property or lease office space.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 – NOTE PAYABLE

On November 18, 2016, the Company issued a Promissory Note of $30,000. The note bears interest at a rate of 10% per annum and is due on November 18, 2017. The Company also recognized financing cost of $600 as debt discount.

During the six months ended February 28, 2017, the Company recorded interest expense of $847 and amortization expense related to financing cost of $169.

NOTE 6 - EQUITY

Authorized Stock

On January 19, 2017, a majority of stockholders of our company and our board of directors approved a change of name of our company from Knight Knox Development Corp. to Reactive Medical Inc. and an increase to our authorized capital from 75,000,000 shares of common stock, par value $0.001 to 150,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

Preferred shares

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001.

During the six months ended February 28, 2017, there were no issuances of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended February 28, 2017, there were no issuances of common stock.

NOTE 7 – SUBSEQUENT EVENTS

In March 2017, the Company entered into an engagement agreement with a law firm to provide it with legal services related to the Company’s potential intellectual property. In connection with this agreement on April 13, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 400,000 common shares for an aggregate price of $400, $0.001 per share to a member of the firm, which has been paid in full. The agreement contains a clawback provision requiring the individual to sell back a portion of the shares through the fourth anniversary of the law firm’s appointment.

Effective March 22, 2017, the Company entered into an agreement with a consultant to provide services to the Company in connection with the development of technology and intellectual property for developing a leading position for plant and synthetic derived cannabinoid therapeutics for human clinic trials.

On April 3, 2017, the Company appointed a new President, Chief Executive Officer and Director. In connection with the appointment, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 1,760,000 common shares for an aggregate price of $1,760, $0.001 per share to the individual, which has been paid in full. The agreement contains a clawback provision requiring the individual to sell back a portion of the shares through the fourth anniversary of his appointment.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Reactive Medical Inc., unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on May 2, 2011 under the name Knight Knox Development Corp. Our address is, 29 Fitzwilliam Street, Upper, Dublin 2 Ireland. Our telephone number is +353 (1) 443 4604.

From inception to January 2017 our business plan was that of a development stage e-commerce company with the intention of operating a fully functional auction site where customers would register for an account and sell and purchase goods and services. As of April 2017, we are focused on becoming a specialty biopharmaceutical company that intends to license, develop and commercialize novel cannabinoid therapeutic treatments; at this time, we do not have any licenses and are not yet developing any such treatments.

On January 19, 2017, a majority of our stockholders and our board of directors approved a name change from Knight Knox Development Corp. to Reactive Medical Inc., to better reflect a change of direction of our business. In addition, the majority stockholder and our board of directors approved an increase to our authorized capital from 75,000,000 shares of common stock, par value $0.001 to 150,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

The change of name became effective with the OTC Markets at the opening of trading on February 10, 2017 under the symbol “RMED”. Our CUSIP number is 75524H101.

On March 30, 2017, Peter O'Brien resigned his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the company and was appointed Senior Vice President of European Operations. On April 3, 2017, Mr. Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors.

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

Our Current Business

We are focused on becoming a specialty biopharmaceutical company that intends to license, develop and commercialize novel cannabinoid therapeutic treatments for unmet medical needs. We plan to achieve our objectives by sourcing programs from existing research outside our company combined with developing our own novel research strategies.

We expect to create new intellectual property in the course of our business by leveraging our knowledge, insight and research relationships. We intend to develop our own drugs and delivery methods by conducting clinical efforts through existing and new contracted research collaborations. Our pathway to commercialization will be in alignment with regulatory authorities in the markets we intend to sell products, specifically Europe and North America.

At this time we do not have any licenses in place nor have we located any specific treatments that we may develop. There is no guarantee that we will be able to license or develop any potential treatments.

Results of Operations

The following summary of our results of operations, for the six months ended February 28, 2017 and February 29, 2016, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2016, as included in Form 10-K filed with the SEC on November 29, 2016.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same. We do not have any agreements or understandings with any person as to additional financing.

The following table provides selected financial data about our company as of February 28, 2017 and August 31, 2016.

Balance Sheet Data

	February 28	August 31,
	2017	2016
Cash	$10,897	$3,590
Total Assets	$13,457	$3,590
Total Liabilities	$32,929	$17,390
Stockholders' Equity (Deficit)	$(19,472)	$(13,800)

We have not generated any revenues since inception through February 28, 2017. The increase in cash was primarily due to $29,400 cash received from the issuance of a note payable.

For the Three Months Ended February 28, 2017 Compared to the Three Months Ended February 29, 2016.

	Three Months Ended
	February 28 2017	February 29 2016
Operating Expenses
General and administrative expenses	$3,803	$-
Professional fees	8,192	5,090
Total Operating Expenses	11,995	5,090
Loss from Operations	(11,955)	(5,090)
Interest expense	(1,016)	-
Provision for income taxes	-	-
Net Loss	$(13,011)	$(5,090)

Our operating expenses, for the three months ended February 28, 2017 were $11,955 compared to $5,090 for the same period in 2016. The increase in operating expenses during the three months ended February 28, 2017 was primarily related to accounting and audit fees. Net loss for the three months ended February 28, 2017 was $13,011, compared to $5,090 for the three months ended February 29, 2016.

For the Six Months Ended February 28, 2017 Compared to the Six Months Ended February 29, 2016.

	Six Months Ended
	February 28 2017	February 29 2016
Operating Expenses
General and administrative expenses	$4,116	$609
Professional fees	17,396	19,700
Total Operating Expenses	21,512	20,309
Loss from Operations	(21,512)	(20,309)
Interest expense	(1,016)	-
Provision for income taxes	-	-
Net Loss	$(22,528)	$(20,309)

Our operating expenses, for the six months ended February 28, 2017 were $21,512 compared to $20,309 for the same period in 2016. The increase in operating expenses during the six months ended February 28, 2017 was primarily related to travel expenses, and business license fees.  Net loss for the six months ended February 28, 2017 was $22,528, compared to $20,309 for the six months ended February 29, 2016.

Liquidity and Capital Resources

Working Capital

	February 28	August 31,
	2017	2016
Current Assets	$13,457	$3,590
Current Liabilities	32,929	17,390
Working Capital (Deficit)	$(19,472)	$(13,800)

Cash Flows

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash Flows used in operating activities	$(22,193)	$(14,639)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	29,500	1,200
Net increase (decrease) in cash during period	$7,307	$(13,439)

Cash Flow from Operating Activities

During the six months ended February 28, 2017, cash used in operating activities was $22,193 compared to cash used in operating activities of $14,639 during the six months ended February 29, 2016. The cash used from operating activities was attributed to net loss of $22,528, prepaid expenses of $2,560, accounts payable and accrued liabilities of $10,527, offset by amortization of debt discount of $169, accrued interest of $847, and due to related party of $12,406.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended February 28, 2017 and February 29, 2016.

Cash Flow from Financing Activities

During the six months ended February 28, 2017, advances from shareholder was $100, and proceeds from issuance of note payable was $29,400.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended August 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from outside sources to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of February 28, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013), and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of February 28, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2017, the Company entered into an engagement agreement with a law firm to provide it with legal services related to the Company’s potential intellectual property. In connection with this agreement on April 13, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 400,000 common shares for an aggregate price of $400, $0.001 per share to a member of the firm, which has been paid in full. The agreement contains a clawback provision requiring the individual to sell back a portion of the shares through the fourth anniversary of the law firm’s appointment.

On April 3, 2017, the Company appointed a new President, Chief Executive Officer and Director. In connection with the appointment, the Company entered into a Securities Purchase Agreement to which the Company sold 1,760,000 common shares for an aggregate price of $1,760, par value $0.001 per share to the individual which has been paid in full. The agreement is contingent on the individual completing requirements in their employment agreement.

The sales of the shares described above have been conducted in reliance from exemptions from the registration requirements afforded by, among others, Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The Company intends to use the proceeds from the sale of the shares for general working purposes.

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

* Filed herewith

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REACTIVE MEDICAL INC.
(Registrant)

Dated: April 14, 2017	By:	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

