Form 10-Q
period 2017-05-31
ARTELO BIOSCIENCES, INC.
filed 2017-07-21
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission File Number 333-199213

ARTELO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

88 Prospect Street, Suite 210, La Jolla, CA USA	92037
(Address of principal executive offices)	(Zip Code)

+353 (1) 443-4604
(Registrant’s telephone number, including area code)

N/A
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

9,800,000 common shares issued and outstanding as of July 7, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Balance Sheets

	May 31,	August 31,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash	$227,838	$3,590
Total current assets	227,838	3,590

Total Assets	$227,838	$3,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$71,315	$12,940
Accrued interest	1,603	-
Due to related party	7,478	4,450
Note payable, net of discount of $431	29,720	-
Stock payable	231,666	-
Total current liabilities	341,782	17,390

Total Liabilities	$341,782	$17,390

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
9,800,000 and 7,640,000 issued and outstanding, respectively	9,800	7,640
Additional paid-in capital	55,616	38,760
Accumulated deficit	(179,360)	(60,200)
Total stockholders' equity (Deficit)	(113,944)	(13,800)

Total Liabilities and Stockholders' Equity (Deficit)	$227,838	$3,590

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expense	17,633	-	21,749	609
Stock based compensation	1,666	-	1,666	-
Professional fees	76,426	5,050	93,822	24,750
Total Operating Expenses	95,725	5,050	117,237	25,359

Loss from Operations	(94,059)	(5,050)	(117,237)	(25,359)

Other income (expense)
Interest expense	(907)	-	(1,923)	-
Total other income (expense), net	(907)	-	(1,923)	-

Provision for income taxes	-	-	-	-

Net Loss	$(96,632)	$(5,050)	$(119,160)	$(25,359)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted-average common shares outstanding	8,809,565	7,640,000	8,034,139	7,640,000

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(119,160)	$(25,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	321	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	58,374	6,870
Accrued interest	1,603	-
Net cash used in operating activities	(58,862)	(18,489)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Collection from stock payable	231,666	-
Due to related party	16,610	-
Collection from share subscription receivable	-	600
Advance from shareholder	3,274	4,450
Proceeds from issuance of note payable	29,400	-
Issuance of common shares	2,160	-
Net cash provided by financing activities	283,110	5,050

Net decrease in cash and cash equivalents	224,248	(13,439)
Cash and cash equivalents at beginning of period	3,590	17,029

Cash and cash equivalents at end of period	$227,838	$3,590

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$16,856	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Notes to the Financial Statements

For the Nine Months Ended March 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (the "Company") is a Nevada corporation incorporated on May 2, 2011. It is based in La Jolla, California, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is August 31.

Effective on February 10, 2017, the Company changed its name from "KNIGHT KNOX DEVELOPMENT CORP.," to "REACTIVE MEDICAL INC." On April 14, 2017, the Company changed its name from “REACTIVE MEDICAL INC.” to ARTELO BIOSCIENCES, INC.

In May 2017, the Company registered a fully owned subsidiary in Ireland, Trinity Reliant Ventures Limited. No operations in the subsidiary have occurred up to May 31, 2017.

The Company intends to license, develop and commercialize novel cannabinoid therapeutic treatments. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2016 contained in the Company's Form 10-K filed on December 1, 2016.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary Trinity Reliant Ventures Limited. No intercompany balances or transactions exist during the period ended May 31, 2017.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended May 31, 2017, the Company has a net loss of $119,160. As at May 31, 2017, the Company had an accumulated deficit of $179,360 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2017, the former President, and current Senior Vice President, European Operations, who is a major shareholder advanced the Company cash of $200, and paid rent expense on behalf of the Company for $3,074. As of May 31, 2017, the amount owed to this party was $3,274. The advance is non-interest bearing, and has no terms of repayment.

During the nine months ended May 31, 2017, the president of the Company incurred $4,204 of expenses on behalf of the Company. The amount owing to the related party as of May 31, 2017 is $4,204. The amounts are non-interest bearing, and have no terms of repayment.

During the nine months ended May 31, 2017, the Company borrowed an additional $12,406 from former President of the Company who at the time was the Company’s controlling shareholder; the amount borrowed was non-interest bearing and due on-demand loan (the “Shareholder Loan”). On November 18, 2016, the Shareholder Loan was forgiven for the total loan amount of $16,856.

On November 18, 2016, a former President of the Company transferred all of the 6,000,000 shares that they held to the current Senior Vice President, European Operations.

During the nine months ended May 31, 2017, the Company received $230,000, consisting of $80,000 from one non-related party, and $150,000 from two related parties. The amounts have been recorded as stock payable, and will be settled with shares of the Company. The amounts will be settled with the issuance of 575,000 common shares, purchase price of $0.40 and 575,000 warrants with an exercise price of $1.00 per share, and five years expiry date.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the nine months ended May 31, 2017, the company recorded $1,666 of stock compensation expense for two Board of Directors’ members.

NOTE 5 – NOTE PAYABLE

On November 18, 2016, the Company issued a Promissory Note of $30,000. The note bears interest at a rate of 10% per annum and is due on November 18, 2017. The Company also recognized financing cost of $600 as debt discount.

During the nine months ended May 31, 2017, the Company recorded interest expense of $1,603 and amortization expense related to financing cost of $321.

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

During the nine months ended May 31, 2017, there were no issuances of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the company is sought.

During the nine months ended May 31, 2017, the Company issued 2,160,000 common shares, par value $0.001 for proceeds of $2,160.

NOTE 7 – SUBSEQUENT EVENTS

On June 2, 2017, the Company registered a fully owned subsidiary in England and Wales, Trinity Research & Development Limited.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

Overview

We were incorporated under the laws of the State of Nevada on May 2, 2011 under the name Knight Knox Development Corp. Our principal address is 888 Prospect Street, Suite 210, La Jolla, California, USA and our European office is located at 29 Fitzwilliam Street, Upper, Dublin 2 Ireland. Our telephone number in North America is 760-943-1689 and our European office number is +353 (1) 443 4604.

From inception to January 2017 our business plan was that of a development stage e-commerce company with the intention of operating a fully functional auction site where customers would register for an account and sell and purchase goods and services. Beginning in April 2017, we changed our business plan and we are now focused on becoming a specialty biopharmaceutical company that intends to license, develop and commercialize novel cannabinoid therapeutic treatments, although we have licensed one provisional patent pertaining to a novel cannabinoid-based drug combination to date, we are not yet developing any such treatments.

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

On March 30, 2017, Peter O'Brien resigned his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the company and was appointed Senior Vice President of European Operations. On April 3, 2017, Mr. Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors. On that date, the Company entered into an employment contract with Mr. Gorgas, which commits the Company and Mr. Gorgas to specific rights and responsibilities, customary to industry standards. For example, upon fulfilling certain obligations, including raising capital in excess of $5,000,000, Mr. Gorgas will then be paid an annual salary of $250,000 and be eligible for additional compensation in the form of bonus, equity, and benefits, commensurate with industry standards. Per the terms of the employment agreement, that any investment in, or appointment to or continuing service on a board of directors or similar body of, any corporation or entity, must be approved in writing by the Company. The agreement includes non-competition terms. The employment agreement can only be terminated in accordance with the Term of Employment specified in the agreement.

Simultaneously, on April 3, 2017, Mr. Gorgas entered into a stock purchase agreement to purchase 1,760,000 common shares for a purchase price of $1,760.

On April 14, 2017, with the approval of its board of directors and shareholders owning a majority of our company’s issued and outstanding shares by written consent in lieu of a meeting, we filed a Certificate of Change with the Secretary of State of Nevada, changing our name to Artelo Biosciences, Inc., effective as of April 28, 2017. The change of name became effective on the OTC Markets on May 2, 2017 under the symbol “ARTL”.

On May 2, 2017, we entered into an Exclusive Patent License Agreement with Analog Biosciences, Inc. pursuant to which we obtained an exclusive license to a provisional patent application, and any patent issued on such patent application, related to a combination product strategy to produce a synergy with cannabidiol (the “Invention”), which was previously assigned to Analog. Pursuant to the terms of the License Agreement, our company will have the exclusive right to use and sublicense the Invention, for which it will pay Analog a percentage of any sales, an earned royalty and certain other payments. The License Agreement will remain in effect through the life of the Invention and may be terminated by either party as set forth in the License Agreement.

On May 2, 2017, we entered into an Indemnification Agreement with its newly elected directors, Connie Matsui and Steven Kelly, who were appointed to our Board of Directors on the same date.

Pursuant to the Indemnification Agreement, our company agreed to indemnify Ms. Matsui and Mr. Kelly against all expenses, liability and loss, subject to certain limitations, arising out of their respective duties with our company. The Indemnification Agreement provides indemnification in addition to the indemnification provided by our company’s certificate of incorporation and by-laws and by applicable law. Among other things, the Indemnification Agreement expressly provides indemnification for Ms. Matsui and Mr. Kelly for expenses, liability and loss (actually or reasonably incurred by each of them in connection with the investigation, defense, settlement or appeal of any proceeding relating to their respective duties with our company. In addition, we have agreed to advance expenses, subject to certain limitations, incurred by Ms. Matsui and Mr. Kelly in connection with the investigation, defense, settlement or appeal of any proceeding to which they are a party or are threatened to be made a party as a result of their respective duties with our company.

On May 4, 2017, we entered into a Note Repayment Agreement with Malibu Investments Limited, pursuant to which our company agreed to repay $31,500, representing all of the principal and accrued interest our company owed Malibu under a Senior Promissory Note dated November 18, 2016, in the principal amount of $30,000.

We are a development stage company and have commenced only minimal business operations and have not generated any revenues. We have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our current operations.

We have two wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, and Trinity Research & Development Limited, in England and Wales.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are focused on becoming a specialty biopharmaceutical company that intends to license, develop and commercialize novel cannabinoid therapeutic treatments for unmet medical needs. We plan to achieve our objectives by sourcing intellectual property and programs from existing research outside our company combined with developing our own novel research strategies. We anticipate licensing early stage research initiatives as well as programs that are in clinical development or near the clinical development phase. Entering clinical development may be dependent upon achieving certain regulatory approvals, contracts with clinical sites, and securing sufficient capital.

We expect to create new intellectual property in the course of our business. In addition, we intend to develop our own drugs and delivery methods by conducting research and clinical development efforts through existing and new contracted collaborations. The Company anticipates conducting sufficient formulation research to be ready to enter clinical development in 2018, pending approvals from regulatory authorities and institutional ethics committees. Our development efforts and pathway to commercialization will be in alignment with regulatory authorities in the markets we intend to sell products, specifically Europe and North America.

At this time we secured one license to a provisional patent which, if perfected and awarded, would provide intellectual property protection for one or more cannabinoid-based drug combination products, should the company elect to pursue one or more development strategies based upon the patent claims. Besides the aforementioned license, the company has no additional licenses.

We have not located or licensed any specific drug programs that we may develop. There is no guarantee that we will be able to license or develop any potential treatments.

Results of Operations

The following summary of our results of operations, for the nine months ended May 31, 2017 and 2016, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2016, as included in Form 10-K filed with the SEC on November 29, 2016.

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

The following table provides selected financial data about our company as of May 31, 2017 and August 31, 2016.

Balance Sheet Data

	May 31,	August 31,
	2017	2016

Cash	$227,838	$3,590
Total Assets	$227,838	$3,590
Total Liabilities	$341,782	$17,390
Stockholders' Equity (Deficit)	$(113,944)	$(13,800)

We have not generated any revenues since inception through May 31, 2017. The increase in cash was primarily due to cash received for stock payable.

For the Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

	Three Months Ended
	May 31,
	2017	2016
Operating Expenses
General and administrative expense	$17,633	$-
Stock based compensation	1,666	-
Professional fees	76,426	5,050
Total Operating Expenses	95,725	5,050
Loss from Operations	(96,632)	(5,050)
Provision for income taxes	-	-
Net Loss	$(96,632)	$(5,050)

Our operating expenses, for the three months ended May 31, 2017 were $95,725 compared to $5,050 for the same period in 2016. The Company's operating expenses were primarily related to professional fees for ongoing regulatory requirements. The increase in general and administrative expenses was primarily due to an increase in professional fees associated with capital raise, initiating subsidiaries, diligence activities, stock based compensation and travel expenses.

For the Nine Months Ended May 31, 2017 Compared to the Nine Months Ended May, 2016

	Nine Months Ended
	May 31,
	2017	2016
Operating Expenses
General and administrative expense	$21,749	$609
Stock based compensation	1,666	-
Professional fees	93,822	24,750
Total Operating Expenses	117,237	25,359
Loss from Operations	(117,237)	(25,359)
Provision for income taxes	-	-
Net Loss	$(119,160)	$(25,359)

Our operating expenses, for the nine months ended May 31, 2017 were $117,237 compared to $25,359 for the same period in 2016. The higher operating expenses during the nine months ended May 31, 2017 were primarily related to professional fees associated with initial capital raise and for license and program acquisition diligence.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2017	2016

Current Assets	$227,838	$3,590
Current Liabilities	341,782	17,390
Working Capital	$(113,944)	$(13,800)

Cash Flows

	Nine Months Ended
	May 31,
	2017	2016

Cash Flows used in operating activities	$(119,160)	$(18,489)
Cash Flows used in investing activities	-	-
Cash Flows provided by financing activities	283,110	5,050
Net decrease in cash during period	$224,248	$(13,439)

Cash Flow from Operating Activities

During the nine months ended May 31, 2017, cash used by operating activities was $58,862 compared to cash used in operating activities of $18,489 during the period ended May 31, 2016. Operating activities for the nine months ended May 31, 2017 consisted of a net loss of $119,160, an increase in accounts payable of $58,374, offset by amortization of debt discount of $321, and accrued interest of $1,603.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended May 31, 2017 and 2016.

Cash Flow from Financing Activities

During the nine months ended May 31, 2017, the company received $3,274 as an advances and expenses paid from the current Senior Vice President, European Operations, $29,400 from the proceeds from the issuance of a note payable, $2,160 from the issuance of common shares, $231,666 from stock payable, $4,204 of expenses incurred by the president of the Company, and $12,406 from the previous president of the Company. During the nine months ended May 31, 2016, the company received $600 from subscription receivable and received $4,450 non-interest bearing on-demand loan from the previous president of the Company.

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

Off Balance Sheet Arrangement

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of May 31, 2017.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective as of May 2, 2017, the Board increased its size from two members to four members and appointed Connie Matsui as a member of the Board and the Chair of the Board and Steven Kelly as a member of the Board to serve in such capacity for a period of four years, subject to their earlier resignation or removal.

As compensation for their service, our company has agreed to issue 120,000 shares of our company’s common stock to Ms. Matsui and 100,000 shares of our company’s common stock to Mr. Kelly, which vest in equal installments over a four year period, subject to their continued service to our company. Our company intends to compensate its Board members at a rate of $15,000-$20,000 per year beginning in their second year of service and at a rate of $20,000-$30,000 each year thereafter, subject to Board approval. Our company has agreed to reimburse Board members for any reasonable expenses incurred by them in connection with any travel requested by and on behalf of our company.

On May 4, 2017, Peter O’Brien, our company’s majority shareholder, a member of our Board and our Senior Vice President – European Operations and our company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with David Moss pursuant to which Mr. O’Brien sold three million shares of our company’s stock owned by him for $3,000. Pursuant to the terms of the Stock Purchase Agreement, our company granted Mr. Moss demand registration rights for the shares purchased.

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

__________

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTELO BIOSCIENCES, INC.
(Registrant)

Dated: July 21, 2017	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

