Form 10-K
period 2017-08-31
ARTELO BIOSCIENCES, INC.
filed 2017-11-29
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-199213

ARTELO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 210, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 943-1689

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2017, was $199,615 based on a $0.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

11,352,302 common shares as of November 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•	our expectations regarding the proposed development of our product candidates;

•	our expectations regarding the potential benefits of our strategy and technology;

•	our expectations regarding the development of our product candidates and related benefits;

•	our future strategy, structure, and business prospects;

•	use of cash, cash needs and ability to raise capital;

•	our ability to continue as a going concern; and

•	the adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations.

As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Artelo Biosciences, Inc., and our wholly owned subsidiary Trinity Reliant Ventures Limited, an Ireland corporation and Trinity Research & Development Limited, an England and Wales corporation, unless otherwise indicated.

Item 1. Business

General Overview

We are an ethical development-stage biopharmaceutical company focused on discovering, licensing, developing and commercializing treatments that modulate the endocannabinoid system. We intend to pursue technologies and programs that offer promising and proprietary approaches to cannabinoid-based therapies, including those derived from the cannabis plant and synthetic cannabinoids, as well as new chemical entities and compounds that promote the effectiveness of the endocannabinoid system. We are currently evaluating programs in each of the following areas: phytocannabinoids, synthetics, and new chemical entities. Our flagship program is designed to be a patent-protected cannabinoid drug combination treatment for a rare and orphan disease with vital unmet medical needs. We believe our programs have the potential to dramatically improve patient care in major markets, including the United States and Europe.

Our board and management have experience developing and commercializing ethical pharmaceutical products, including several first-in-class drugs in multiple therapeutic areas. As we build our pipeline and advance programs through the research and development process, we expect to evaluate partnerships with large pharmaceutical and biopharmaceutical companies to collaborate on research, support clinical development, and enter into commercial licensing agreements. We intend to preserve our development and commercialization rights while embracing collaborations without hesitation in certain situations and territories where we believe there is a strong driver for maximum value creation.

To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency. Therefore, we have not yet received revenue from the sale of any of our product candidates.

Corporate History

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

On March 30, 2017, Mr. Peter O'Brien resigned his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the company and was appointed Senior Vice President of European Operations. On April 3, 2017, Mr. Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors. On that date, the Company entered into an employment contract with Mr. Gorgas, which commits the Company and Mr. Gorgas to specific rights and responsibilities, customary to industry standards. For example, upon fulfilling certain obligations, including raising capital in excess of $5,000,000. Mr. Gorgas will then be paid an annual salary of $250,000 and be eligible for additional compensation in the form of bonus, equity, and benefits, commensurate with industry standards. Per the terms of the employment agreement, that any investment in, or appointment to or continuing service on a board of directors or similar body of, any corporation or entity, must be approved in writing by the Company. The agreement includes non-competition terms. The employment agreement can only be terminated in accordance with the Term of Employment specified in the agreement.

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

On May 2, 2017, we entered into an Indemnification Agreement with its newly elected directors, Ms. Connie Matsui and Mr. Steven Kelly, who were appointed to our Board of Directors on the same date.

Pursuant to the Indemnification Agreement, our company agreed to indemnify Ms. Matsui and Mr. Kelly against all expenses, liability and loss, subject to certain limitations, arising out of their respective duties with our company. The indemnification agreement provides indemnification in addition to the indemnification provided by our company’s certificate of incorporation and by-laws and by applicable law. Among other things, the Indemnification Agreement expressly provides indemnification for Ms. Matsui and Mr. Kelly for expenses, liability and loss (actually or reasonably) incurred by each of them in connection with the investigation, defense, settlement or appeal of any proceeding relating to their respective duties with our company. In addition, we have agreed to advance expenses, subject to certain limitations, incurred by Ms. Matsui and Mr. Kelly in connection with the investigation, defense, settlement or appeal of any proceeding to which they are a party or are threatened to be made a party as a result of their respective duties with our company.

On May 4, 2017, we entered into a Note Repayment Agreement with Malibu Investments Limited, pursuant to which our company agreed to repay $31,500, representing all of the principal and accrued interest our company owed Malibu under a Senior Promissory Note dated November 18, 2016, in the principal amount of $30,000. The note was fully repaid during the year ended August 31, 2017.

On July 31, 2017, we entered into a license agreement with Analog Biosciences, Inc., a Nevada corporation pursuant to which our company has among other things, licensed certain patent rights pertaining to manufacturing methodologies for compositions containing cannabinoids. Under the terms of the license agreement, we agreed to pay to Analog twenty-five percent (25%) of any cash consideration, and of the cash equivalent of all other consideration, which is due to our company for the grant of rights under a sublicense, excluding payments due to our company as a royalty based on Sales (as defined in the license agreement) by the sublicensee. Our company also will pay to Analog earned royalties at the rate of one percent (1%) of the Net Sales of all Licensed Products and Licensed Services, as those terms are defined in the Manufacturing License.

As part of the consideration under the license agreement, we have agreed to pay to Analog, for each Licensed Product, the following milestone payments:

(a)	$100,000.00 upon enrolling the first patient in a Phase III Clinical Trial or foreign equivalent using the Licensed Product; and

(b)	$200,000.00 upon obtaining marketing authorization from the FDA or foreign equivalent for each Licensed Product.

If our company is unable to meet any of its diligence obligations set forth in Paragraphs 5.1, 5.2 and 5.3 of the license agreement, then Analog will so notify our company of failure to perform. We will have the right and option to extend the target date of any such diligence obligation for a period of six (6) months upon the payment of Five Thousand dollars ($5,000) within the thirty (30)-day period prior to the date to be extended, for each such extension option exercised by our company. We may further extend the target date of any diligence obligation for an additional six (6) months upon payment of an additional Five Thousand dollars ($5,000). Additional extensions may be granted only by written agreement of the parties. These payments are in addition to any other payments owed under the license agreement. Should our company opt not to extend the obligation or fail to meet the obligation by the extended target date, then Analog will have the right and option either to terminate the license agreement or to reduce our company's exclusive license to a non-exclusive license.

On July 31, 2017, we entered into an indemnification agreement with Douglas Blayney, MD, who was appointed to our Board of Directors on the same date.

Pursuant to the indemnification agreement, we agreed to indemnify Dr. Blayney against all expenses, liability and loss, subject to certain limitations, arising out of his respective duties with our company. The indemnification agreement provides indemnification in addition to the indemnification provided by our company’s certificate of incorporation and by-laws and by applicable law. Among other things, the indemnification agreement expressly provides indemnification for Dr. Blayney for expenses, liability and loss (actually or reasonably incurred by each of them in connection with the investigation, defense, settlement or appeal of any proceeding relating to their respective duties with our company. In addition, we have agreed to advance expenses, subject to certain limitations, incurred by Dr. Blayney in connection with the investigation, defense, settlement or appeal of any proceeding to which he is a party or are threatened to be made a party as a result of his respective duties with our company.

On August 1, 2017, Mr. Peter O’Brien, a member of our Board of Directors and our Senior Vice President – European Operations and our company entered into a stock purchase agreement with ALII Capital LLC, a Washington limited liability corporation pursuant to which Mr. O’Brien sold 300,000 shares of our stock owned by him for $300. Pursuant to the terms of the agreement, we granted ALII Capital demand registration rights for the shares purchased.

On September 20, 2017, we entered into indemnification agreements with each of Ms. Georgia Erbez and R. Martin Emanuele, PhD, who were appointed to our Board of Directors on the same date.

Pursuant to the indemnification agreements, we agreed to indemnify Ms. Erbez and Dr. Emanuele against all expenses, liability and loss, subject to certain limitations, arising out of their respective duties with our company. The indemnification agreements provide indemnification in addition to the indemnification provided by our company’s certificate of incorporation and by-laws and by applicable law. Among other things, the indemnification agreements expressly provides indemnification for Ms. Erbez and Dr. Emanuele for expenses, liability and loss (actually or reasonably incurred by each of them in connection with the investigation, defense, settlement or appeal of any proceeding relating to their respective duties with our company. In addition, we have agreed to advance expenses, subject to certain limitations, incurred by Ms. Erbez and Dr. Emanuele in connection with the investigation, defense, settlement or appeal of any proceeding to which they are a party or are threatened to be made a party as a result of their respective duties with our company.

We are a discovery research and development stage company and have commenced only minimal business operations and have not generated any revenues. We have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our current operations.

We have two wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, and Trinity Research & Development Limited, in England and Wales.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Competition

The development and commercialization of cannabinoid-based therapies is highly competitive. We face potential competition from larger companies that are or may be in the process of offering similar products to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we may be expected to have.

Competitors may include major pharmaceutical and biotechnology companies and public and private research institutions. Management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business prospects. These competitors may be able to react to market changes, respond more rapidly to new regulations or allocate greater resources to the development and promotion of their products than we can.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves to increase their ability to rapidly gain market share. Large pharmaceutical companies may eventually enter the market.

Given the rapid changes affecting the global, national, and regional economies in general and cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-Market is an important factor and our success will depend on our ability to develop innovative products that will be accepted by patients.

Our success will also depend on our ability to respond quickly to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

There can be given no assurance that any of our on cannabis-based medical products will obtain regulatory approval in the US, Europe or in any other markets that we intend to market such products.

Compliance with Government Regulation

Regulations Related to the Drug Regulatory Process

We operate in a highly controlled regulatory environment. Stringent regulations establish requirements relating to analytical, toxicological and clinical standards and protocols in respect of the testing of pharmaceuticals. Regulations also cover research, development, manufacturing and reporting procedures, both pre- and post-approval. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution. Further, many countries have stringent regulations relating to the possession and use of cannabis and related synthetic compounds.

Before obtaining regulatory approvals for the commercial sale of our future product candidates, we must demonstrate through preclinical studies and clinical trials that our product candidates are safe and effective. Historically, the results from preclinical studies and early clinical trials often have not accurately predicted results of later clinical trials. In addition, a number of pharmaceutical products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy results to obtain necessary regulatory approvals. We expect to incur substantial expense for, and devote a significant amount of time to, preclinical studies and clinical trials. Many factors can delay the commencement and rate of completion of clinical trials, including the inability to recruit patients at the expected rate, the inability to follow patients adequately after treatment, the failure to manufacture sufficient quantities of materials used for clinical trials, and the emergence of unforeseen safety issues and governmental and regulatory delays. If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical studies and clinical trials. Additionally, as a result of these failures, we may also be unable to obtain additional financing.

Governmental authorities in all major markets require that a new ethical pharmaceutical product be approved or exempted from approval before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval varies by country and some products are never approved. The lengthy process of conducting clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

Drug Approval Process by the U.S. Food & Drug Administration

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States and the Food, Drug, and Cosmetic Act (FDC Act) governs most of the requirements for the development and marketing of our products. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board (IRB), of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or even civil penalties or criminal prosecution. The FDA also inspects manufacturing facilities periodically in order to ensure adequate compliance with Good Manufacturing Practices (“GMP”), which may require substantial record keeping requirements and equipment maintenance.

The steps required before a new drug may be marketed in the United States generally include: completion of preclinical studies of drug safety and efficacy, as well as chemistry, manufacturing, and controls studies to characterize the production of the drug; submission to the FDA of an Investigational New Drug (“IND”) to support human clinical testing in the United States; approval by an independent research panel before each clinical trial may be initiated; performance of well-controlled clinical trials to establish the safety and efficacy of the drug for each proposed clinical use; submission of an New Drug Application (“NDA”) to the FDA; satisfaction of any periodic reviews or inspections; and FDA review and approval of the NDA. After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements, which may include ongoing testing, additional clinical trials, and surveillance of the drug’s clinical use in order to continue assess tis overall safety and efficacy profile. In addition, companies with marketed drugs are required to report adverse reactions and manufacturing issues to the FDA, and to comply with requirements concerning advertising and promotional labeling for any of its products.

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities conducted online. A pharmaceutical product cannot be commercially marketed before it is approved by the FDA. After approval, product promotion can include only those claims relating to its safety and effectiveness that are consistent with the product labeling approved in advance by the FDA. Physicians and other healthcare providers are permitted to prescribe drugs for “off-label” uses, which deviate from the specific use described on the product labeling, because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on drug manufacturers regarding the ability to market or promote such off-label use.

Additional special programs are available through acts of the FDA, including use of patent term extensions, which can extend the life of a patent as compensation for lost time during the FDA review and approval process, as well as alternative regulatory paths. This includes the Orphan Drug Act of 1983 and the FDA Safety and Innovation Act of 2012, which for example provides for a Breakthrough Therapy Designation. Through obtaining a Breakthrough Therapy Designation, a Company may be able to obtain accelerated approval for one or more drugs if they meet the qualifying criteria, which includes treatment of a serious or life threatening disease or condition, and having preliminary clinical evidence that the treatment will provide a substantial improvement over existing therapies.

Drug Approval Process by the European Medicines Agency (EMA)

Drug approval, or marketing authorization (a license), in the European Union follows a similar set of regulatory standards and requirements as regulated by the FDA. It differs from the US in that there are two systems within the EMA biopharmaceutical companies use to obtain approval for their biologic or drug development candidates.

The first is called the ‘centralized system’, which typically relates to therapeutics for serious and life threatening illnesses and diseases, such as cancer, neuro-degenerative conditions, or diabetes. The EMA’s Committee for Medicinal Products for Human Use (CHMP) reviews drugs for human use by evaluating the sponsor company’s application and recommends whether or not a drug or biologic should have ‘marketing authorization’.

The other is the ‘decentralized (or mutual recognition) system’. One member state assesses the application (this is the Medicines and Healthcare products Regulatory Agency in the UK, or MHRA). If they recommend approval of the drug candidate, the other member states either agree ('mutually recognize' the drug license) or not. If the members agree, the medicine is granted marketing approval. If a state objects, the CHMP will intervene and make a recommendation to the EMA for or against a license of the drug.

Once a drug has EU marketing authorization, it is 'licensed', 'registered' or 'approved' - all these terms interchangeable. ‘Licensed’ means the sponsor company has been granted permission to market the drug in any of the member states of the EU . When a drug has marketing authorization from the EMA, it will be available in each of the member states when the sponsor company reaches agreement with each country’s health authority on the price. In the UK, the biopharmaceutical company will apply to the MHRA. When this last step is completed, the product may be ‘launched’ - promoted and made available to physicians by the sponsor company.

Controlled Substance Regulations

United States

We intend to develop and perform research on compounds that have been classified as “controlled substances” within the Controlled Substances Act, and that are monitored in the United States by the Drug Enforcement Administration (“DEA”). The DEA actively monitors and helps establish procedures that are in accordance with the Controlled Substances Act, and this involves a company having to register itself, and to adhere to certain reporting and security practices in order to prevent and mitigate any loss or mishandling of controlled substances used on the premises. The State of California has similar requirements, and we must maintain registration with a panel with disclosure of planned studies and our practices in order to conduct our operations.

The DEA regulates controlled substances using different schedules, where Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision. Schedule I and Schedule II substances are considered to present the highest risk of abuse, and Schedule V substances the lowest risk. Tetrahydrocannabinol, cannabidiol, and purified synthetic forms are listed by the DEA as Schedule I substances, although some FDA-approved pharmaceutical versions of these products are now listed as Schedule III substances.

A quota system controls and limits the availability and production of controlled substances in Schedule I or II. This includes manufacturing of pharmaceutical products. The DEA establishes annually an aggregate quota for how much product may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount is allocated among individual companies, who must submit applications annually to the DEA for individual manufacturing and procurement quotas.

DEA registration is required for any facility that performs research, manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. The DEA typically inspects facilities to review the premises in advance of issuing a formal registration, in order to assess the adequacy of their security and internal controls. Security measures differ based on the specific type of application and controlled substance, but generally include physical control of inventory, surveillance cameras, and ensuring there is no diversion or loss of material through record-keeping and inventory monitoring. Reports must be provided to the DEA on the use of materials, as well as immediate reports of theft, loss, or suspicious activity.

Europe

To date, approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinol (THC) - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value).

Most countries in Europe are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our products in those countries or to providing consulting services in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, or for us to provide consulting services, or achieving such amendments to the laws and regulations may take a prolonged period. While some countries in Europe such as the United Kingdom, Germany, the Czech Republic, France, Romania, and Finland have decriminalized cannabis or permit its use for medical purposes, to date no European country has completely legalized it.

Environmental Matters

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities may involve the controlled storage, use and disposal of hazardous materials owned by us, including, small quantities of solvents, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We seek to comply with applicable laws regarding the handling and disposal of such materials. Given the small volume of such materials used or generated at our facilities, we do not expect our compliance efforts to have a material effect on our capital expenditures, earnings, and competitive position. However, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages, and suspension of our operations.

Research and Development

We have incurred $16,123 and $Nil in research and development expenditures during the years ended August 31, 2017 and 2016, respectively.

Intellectual Property

We have entered into an exclusive license agreement dated May 2, 2017 with Analog Biosciences and a license agreement dated July 31, 2017 with Analog Biosciences, each as described above.

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability to obtain intellectual property protection for our technology and processes, and our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights, will have a substantial impact on our ability to succeed in our business. Although we intend to seek to protect our proprietary position by, among other methods, filing patent applications, the patent position of companies like us is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents.

Our Scientific Advisors

We have scientific advisors including experts in cannabinoids, drug discovery and medicine. The composition of an advisory board and scientific advisors is tailored specifically for the specific research interests of the company and are expected to change over time to meet the research and development demands of the company drug candidate pipeline. Our principal scientific advisors consist of two international experts in their fields:

•

Saoirse Elizabeth O’Sullivan, PhD, received her doctorate from Trinity College Dublin in 2001 and moved to the University of Nottingham in 2002 as a Research Fellow where she began researching cannabinoid pharmacology. She was made Lecturer in 2007 and Associate Professor in 2011. She has over 26 original research articles, 6 reviews and 3 books chapters on the topic of cannabinoid pharmacology, with specific interests on the cardiovascular and gastrointestinal effects of cannabinoids and therapeutic potential of cannabis-based medicines. Her research methodologies span from cellular and animal models to human healthy volunteer studies and early phase clinical trials. In 2016 she was named the International Cannabinoid Research Society Young Investigator of the Year.

•

Andrew Yates, PhD, has more than 15 years experience in the ethical pharmaceutical industry including 10 years as an executive at AstraZeneca. He held key roles within the medical affairs, commercial, business development and strategy functions for AstraZeneca’s in-line and development portfolio. Dr. Yates has been extensively involved in the life-cycle management of key multi-billion dollar products leading to the funding and initiation of significant development programs. Whilst in business development he led evaluations and transactions that resulted in multiple collaborative agreements with academia, biotechnology and peer pharma. Dr. Yates is a UK registered pharmacist who received his PhD in cannabinoid medicinal chemistry from the University of Nottingham.

Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may indirectly or directly compete with ours programs either now or in the future. We are not aware of any current conflicts of interest with any of our scientific advisors.

Employees

As of August 31, 2017, we had two full-time employees, Mr. Gregory Gorgas, President and CEO, and Mr. Peter O’Brien, Senior Vice President, European Operations. In addition, we have consultants, legal counsel and contractors who provide professional services on an as-needed basis. Together, the employees, counsel, contractors and consultants support day-to-day operations of the company including functional management, research oversight, and administration. We have no unionized employees and no retainer commitments.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037. We use this space for administrative activities and oversight of other functions including quality assurance, manufacturing, and research and development. The current arrangement is a month-to-month lease.

Additionally, we have an office at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as office space for our European subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Trinity Research & Development, Ltd. (UK). The term of the lease is month-to-month. We do not currently own any properties.

We believe that the California and Ireland facilities are suitable and adequate to support our current operations. We believe that if our existing facilities are not adequate to meet our business requirements long-term, additional space will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was approved for quotation on the OTC Markets (the "OTCPINK") on July 20, 2015 under the symbol "KNKX". In connection with our change of name to Reactive Medical Inc., our symbol changed to "RMED" on February 10, 2017. Our symbol changed to "ARTL" on May 2, 2017 in connection with our change of name to Artelo Biosciences, Inc. From July 20, 2015 until November 14, 2017, there were no trades of our securities and there is no established public trading market for any class of the company’s common equity.

Our shares are issued in registered form. Globex Transfer, LLC, at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 (Telephone: (813) 344-4490; Facsimile: (386) 267-3124) is the registrar and transfer agent for our common shares.

On November 16, 2017, the shareholders’ list showed 48 registered shareholders with 11,352,302 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 150,000,000 shares of common stock, at $0.001 par value, and 50,000,000 shares of preferred stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have an accumulated deficit of $295,089 and net loss of $234,889 through the twelve months ended August 31, 2017, which were comprised of professional fees of $121,924, stock based compensation of $3,332 and general and administrative costs of $107,533, and interest expense of $2,100.

The following table provides selected financial data about our company for the year ended August 31, 2017 and 2016.

Working Capital (Deficit)

	August 31, 2017	August 31, 2016
Current Assets	$574,275	$3,590
Current Liabilities	$29,438	$17,390
Working Capital (Deficit)	$544,837	$(13,800)

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended August 31, 2017	Year Ended August 31, 2016
Total expenses	$234,889	$29,690
Operating revenue	$-	$-
Net loss	$(234,889)	$(29,690)
Net loss per common share: Basic and Diluted	$(0.03)	$(0.00)
Weighted average number of common shares outstanding: Basic and diluted	$8,732,406	$7,640,000
Cash dividends declared per common share	$-	$-
Property and equipment, net	$-	$-
Long-term debt	$-	$-
Stockholder's equity (deficit)	$544,837	$(13,800)

Revenue

We have generated no revenues since May 2, 2011 (inception).

Expenses

We have a net loss of $234,889 during the year ended August 31, 2017 and a net loss of $29,690 during the year ended August 31, 2016.

Operating expenses for the year ended August 31, 2017 increased to $232,789 from $29,690 for the year ended August 31, 2016. Operating expenses were comprised of professional fees of $121,924, stock based compensation of $3,332 and general and administrative costs of $107,533 for the year ended August 31, 2017, compared professional fees of $28,938 and general and administrative costs of $752 in 2016.

Liquidity and Financial Condition

Currently we do not have sufficient funds to fund our business development over the next 12 months.

Cash Flows

	Year Ended August 31, 2017	Year Ended August 31, 2016
Cash used in operating activities	$(216,821)	$(18,489)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$785,349	$5,050
Cash and cash equivalents on hand	$572,775	$3,590

Cash Flow from Operating Activities

During the year ended August 31, 2017, our company used $216,821 in cash from operating activities compared to the use of $18,489 of cash for operating activities during the period ended August 31, 2016. The increase in cash used for operating activities was primarily attributed to costs incurred to start up operations of our changed business plan to license, develop and commercialize novel cannabinoid therapeutic treatments.

Cash Flow from Investing Activities

From inception through to August 31, 2017, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended August 31, 2017, our company received $770,921 from stock subscriptions, $24,585 advance from a shareholder, $29,400 in proceeds from the issuance of note payable, and $1,760 from issuance of our common shares. This was partially offset by cash used of $11,317 in repayment to a shareholder, and $30,000 repayment of a note payable. In the year ended August 31, 2016 we had $600 cash received from the collection of share subscription receivable, and $4,450 advance from shareholder.

We had no material commitments for capital expenditures as at August 31, 2017 and 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at August 31, 2017 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

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

We have plans to undertake discovery research and development during the next twelve months. In addition, we intend to license programs that fit with our endocannabinoid modulation strategy. Our R&D expenditures for the next 12 months are highly contingent upon our success in acquiring license(s) to intellectual property or progress from our discovery research initiatives. Our R&D budget is expected to exceed $500,000 for the next 12 months. There are also no plans or expectations to acquire or sell any manufacturing plant, research facility or equipment in the next year of operations.

Critical Accounting Policies

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Artelo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. (fka Reactive Medical Inc.) and its subsidiaries (collectively, the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artelo Biosciences, Inc. and its subsidiaries as of August 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 28, 2017

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Balance Sheets

	August 31, 2017	August 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$572,775	$3,590
Prepaid expenses and deposits	1,500	-
Total Current Assets	574,275	3,590
TOTAL ASSETS	574,275	3,590

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$28,576	$12,940
Due to related party	862	4,450
Total Current Liabilities	29,438	17,390

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.001, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding as of August 31, 2017, and 2016, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized, 11,327,302 and 7,640,000 shares issued and outstanding as of August 31, 2017, and 2016, respectively	11,327	7,640
Additional paid-in capital	827,942	38,760
Accumulated deficit	(295,089)	(60,200)
Accumulated other comprehensive gain	657	-
Total Stockholders’ Equity (Deficit)	544,837	(13,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT))	$574,275	$3,590

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Statements of Operations

	Year Ended
	August 31,
	2017	2016

OPERATING EXPENSES
General and administrative	$107,533	$752
Stock based compensation	3,332	-
Professional fees	121,924	28,938
Total Operating Expenses	232,789	29,690

Loss from Operations	(232,789)	(29,690)

OTHER EXPENSE
Interest expense	(2,100)	-
Total other expense	(2,100)	-

NET LOSS	$(234,889)	$(29,690)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	$657	$-
Total Other Comprehensive Income (Loss)	657	-

TOTAL COMPREHENSIVE INCOME (LOSS)	(234,232)	(29,690)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	8,732,406	7,640,000

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional		Accumulated
			paid-in		Other
	Common stock		capital	Subscription	Comprehensive	Accumulated
	Shares	Amount	(deficiency)	Receivable	Income	Deficit	Total

Balance, August 31, 2015	7,640,000	$7,640	$38,760	$(600)	$-	$(30,510)	$15,890
Subscription receivable collected	-	-	-	600	-	-	-
Net loss for the year	-	-	-	-	-	(29,690)	(29,690)
Balance, August 31, 2016	7,640,000	$7,640	$38,760	$-	$-	$(60,200)	$(13,800)
Loan forgiven by previous shareholder	-	-	16,856	-	-	-	16,856
Common shares issued for cash	4,087,302	4,087	768,994	-	-	-	773,081
Common shares returned	(400,000)	(400)	-	-	-	-	(400)
Common shares issued for services	-	-	3,332				3,332
Net loss for the year	-	-	-	-	-	(234,889)	(234,889)
Other comprehensive gain	-	-	-	-	657	-	657
Balance, August 31, 2017	11,327,302	$11,327	$827,942	$-	$657	$(295,089)	$544,837

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Statements of Cash Flows

	Year Ended
	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(234,889)	$(29,690)
Amortization of debt discount	600	-
Stock based compensation	3,332	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	-
Accounts payable and accrued liabilities	15,636	11,201
Net cash used in operating activities	(216,821)	(18,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection from stock issued for cash	772,681	-
Collection from share subscription receivable	-	600
Advance from shareholder	24,585	4,450
Repayment to shareholder	(11,317)	-
Proceeds from issuance of note payable	29,400	-
Repayment of note payable	(30,000)	-
Net cash provided by financing activities	785,349	5,050

Effects on changes in foreign exchange rate	657	-

Net increase (decrease) in cash and cash equivalents	569,185	(13,439)
Cash and cash equivalents - beginning of period	3,590	17,029
Cash and cash equivalents - end of period	$572,775	$3,590

Supplemental Cash Flow
Cash paid for interest	$1,500	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$16,856	$-

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

(Formerly REACTIVE MEDICAL INC.)

Consolidated Notes to the Financial Statements

For the years ended August 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (the "Company") is a Nevada corporation incorporated on May 2, 2011. It is based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is August 31.

Effective on February 10, 2017, the Company changed its name from “KNIGHT KNOX DEVELOPMENT CORP.,” to “ REACTIVE MEDICAL INC.” On April 14, 2017, the Company changed its name from “REACTIVE MEDICAL INC.” to “ARTELO BIOSCIENCES, INC”.

In May 2017, the Company registered fully owned subsidiaries in England and Wales, Trinity Reliant Ventures Limited, and Trinity Research & Development Limited. Operations in the subsidiary have been consolidated in the financial statements.

The Company intends to license, develop and commercialize novel cannabinoid therapeutic treatments. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiaries, Trinity Reliant Ventures Limited, and Trinity Research & Development Limited.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $572,775 and $3,590 in cash and cash equivalents as at August 31, 2017 and August 31, 2016, respectively.

Foreign Currency Transactions

Some of the Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arise from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included as other comprehensive income.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were $3,332 share-based expenses for the year ending August 31, 2017, and no share-based expenses for the year ending August 31, 2016.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at August 31, 2017 and August 31, 2016.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For the years ended August 31, 2017 and 2016, potentially dilutive instruments are outstanding warrants of 1,927,302 which were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Prepaid Expenses and Deposits

Prepaid expenses and deposits consist of security deposits paid.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of December 31, 2016. The adoption of this standard had no effect on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of December 31, 2016. The adoption of this standard had no effect on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended August 31, 2017, the Company has a net loss of $234,889. As at August 31, 2017, the Company had an accumulated deficit of $295,089 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During year ended August 31, 2016, the Company borrowed $4,450 from a majority shareholder; the amount borrowed was non-interest bearing and due on-demand loan. The balance at August 31, 2016 was $4,450.

During the year ended August 31, 2017, the former President, and current Senior Vice President, European Operations, who is a major shareholder paid rent expense on behalf of the Company, and paid for expenses on behalf of the company for a total of $3,074. The full amount was repaid during the nine months ended August 31, 2017.

During the year ended August 31, 2017, the president of the Company advanced $9,105 to pay for operating expenses and repaid $8,243. The amount owing to the related party as of August 31, 2017 is $862. The amounts are non-interest bearing, and have no terms of repayment.

During the year ended August 31, 2017, the Company borrowed an additional $12,406 from former President of the Company who at the time was the Company’s controlling shareholder; the amount borrowed was non-interest bearing and due on-demand loan (the “Shareholder Loan”). On November 18, 2016, the Shareholder Loan was forgiven for the total loan amount of $16,856.

On November 18, 2016, a former President of the Company transferred all of the 6,000,000 shares that they held to the current Senior Vice President, European Operations.

During the year ended August 31, 2017, the Company received $150,000 from two related parties from shares issuance under subscription agreement. The amounts have been recorded as stock common stock issued, and will be settled with shares of the Company subsequent to year-end. The amounts of $150,000 with related parties is for the issuance of 375,000 common shares, purchase price of $0.40 and 375,000 warrants with an exercise price of $1.00 per share, and five years expiry date.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of August 31, 2017 no salary is owed nor has been paid.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the year ended August 31, 2017, the Company recorded $3,332 of stock compensation expense for two Board of Directors’ members.

NOTE 5 – PROMISSORY NOTE PAYABLE

On November 18, 2016, the Company issued a Promissory Note of $30,000 and received net cash of $29,400. The note bears interest at a rate of 10% per annum and was due on November 18, 2017.

During the year ended August 31, 2017, the Company repaid the Promissory Note, and recorded interest expense of $2,100 related to the Promissory Note.

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

During the year ended August 31, 2017, there were no issuance of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended August 31, 2015, the Company issued 1,640,000 shares to un-affiliated investors for $16,400 cash and $600 of this $15,600 was received during the year ended August 31, 2015, and the remaining $600 was received during the year ended August 31, 2016.

During the year ended August 31, 2017, the Company issued 1,760,000 common shares, par value $0.001 for proceeds of $1,760. The Company cancelled 400,000 common shares and refunded $400.

Common Stock related to Subscription Agreement

During the year ended August 31, 2017, the Company received $770,921 that has been recorded as stock issued in relation to a subscription agreement on June 30, 2017, for the issuance of 1,927,302 common shares. The shares have not yet been issued as of August 31, 2017, however, the individuals that contributed cash to the Company have shareholder rights on the shares associated with the subscription agreement, and therefore the common stock is considered to be issued as of August 31, 2017.

Per the terms of the subscription agreement, following the closing date until the earlier of (i) the date that the registration is declared effective by the SEC, or (ii) the date the shares become freely tradable, if the Company issues any common stock or common stock equivalent entitling the holder to acquire common stock at a price below $0.40, the Company will be required to issue the subscribers that number of additional unites equal to the difference between the units issued at closing, and the number units the Company would have issued to the subscriber had the offering been completed at this discounted price.

Warrants

In relation to the common stock related to subscription agreement, each individual investor received warrants with the purchase of the stock. For each share purchased, the investor will receive one Series A Common Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription at June 30, 2017 at a price of $1.00 per share.

As of August 31, 2017, there are 1,927,303 Series A Common Stock Purchase Warrants outstanding, with a weighted average life remaining of 4.83 years, and average exercise price of $1.00.

NOTE 7 - PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the year end August 31, 2017 and August 31, 2016, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at August 31, 2017. The Company has incurred a net operating loss of $234,889, the net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	August 31,
	2017	2016
Income tax expense at statutory rate	$(79,639)	$(10,095)
Change in valuation allowance	79,639	10,095
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2017	2016
NOL Carryover	$(100,330)	$(20,468)
Valuation allowance	100,330	20,468
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On July 31, 2017, the Company entered into a license agreement (the “License Agreement”) with Analog Biosciences, Inc. Analog Biosciences, Inc. (“Licensor”), a Nevada corporation pursuant to which the Company has among other things, licensed certain patent rights pertaining to manufacturing methodologies for compositions containing cannabinoids. Under the terms of the License Agreement, the Company will pay to Licensor twenty-five percent (25%) of any cash consideration, and of the cash equivalent of all other consideration, which is due to the Company for the grant of rights under a sublicense, excluding payments due to the Company as a royalty based on Sales (as defined in the License Agreement) by the sublicensee. The Company also will pay to Licensor earned royalties (“Earned Royalties”) at the rate of one percent (1%) of the Net Sales of all Licensed Products and Licensed Services, as those terms are defined in the Manufacturing License.

As of August 31, 2017, no accrual was recorded as per the term of the agreement.

NOTE 8 – SUBSEQUENT EVENTS

On September 20, 2017, the board of directors (“Board”) increased the size of the Board from five to seven directors and appointed R. Martin Emanuele, Ph.D., M.B.A. and Georgia Erbez to the Board. Each of Dr. Emanuele and Ms. Erbez was granted a restricted stock award (the “RSA”) for 100,000 shares of the Company’s common stock, vesting annually over a four year period, in each case subject to such director’s continued service to the Company. The RSA is subject to the terms and conditions of the RSA agreement. We will also reimburse Dr. Emanuele and Ms. Erbez for all reasonable expenses in connection with their services to us.

Subsequent to August 31, 2017, the Company issued 25,000 shares for $10,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) inadequate segregation of duties consistent with control objectives; and (3) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of August 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended August 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gregory Gorgas	President Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	54	April 3, 2017
Peter O'Brien	Senior Vice President, European Operations and Director	39	November 18, 2016
Connie Matsui	Director, Board Chair	63	May 2, 2017
Steven Kelly	Director	52	May 2, 2017
Douglas Blayney	Director	67	July 31, 2017
R. Martin Emanuele	Director	63	September 20, 2017
Georgia Erbez	Director	50	September 20, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gregory Gorgas – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Gregory Gorgas was appointed president, chief executive officer, chief financial officer and director of our company on April 3, 2017.

Prior to joining our company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics (NYSE: MSTX) from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping our company raise over $50M in new capital.

From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately-held company he co-founded, that applies proprietary computational intelligence to mine and analyze clinical data.

From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies.

From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc. (NASDAQ: BIIB), most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of our company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management.

Mr. Gorgas currently serves as director at Theragence and on the advisory board at Klotho Therapeutics. He holds an M.B.A. from the University of Phoenix and a B.A. in economics from California State University, Northridge.

Our company believes that Mr. Gorgas' professional background and experience in the biotechnology industry and assisting companies in financing efforts give him the qualifications and skills necessary to serve as an officer and director of our company.

Peter O'Brien – Senior Vice President, European Operations and Director

Mr. O'Brien was appointed a director on November 18, 2016 and as Senior Vice President, European Operations on April 3, 2017.

Peter O’Brien has been in the e-commerce recruitment industry since 2004, founding and leading successful firms, Driver & Labour Recruit and Hanrahan & O`Brien Consultants in 2005. After building both companies to profitability Mr. O’Brien sold his positions in 2006. In 2008 Mr. O’Brien worked for HSBC International in Jersey, Channel Islands, UK, in the Private Client space. In 2012 he founded Nursing Station, a e-commerce company focused on the recruitment and placement of Nurses in healthcare throughout Ireland and the UK. In July of 2016 Medacs Healthcare under the Impellam Group Plc acquired Nursing Station. Peter has since founded Medical Job board www.MedicalstaffIreland.com in 2015. Mr. O’Brien graduated from Griffith College, Cork 2004 with a Diploma in Marketing, Sales, PR and Advertising.

Our company believes that Mr. O'Brien's professional background and experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Connie Matsui - Director

Ms. Matusi was elected to our board of directors on May 2, 2017.

Connie Matsui brings to her role over 16 years of general management experience in the biotechnology industry. Ms. Matsui retired from Biogen Idec in January 2009 as Executive Vice President, Knowledge and Innovation Networks. She served as an Executive Committee member at both Biogen Idec and IDEC Pharmaceuticals, a predecessor of Biogen Idec. Among the major roles she held after joining IDEC in November 1992 were: Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning; Collaboration Chair for the late stage development and commercialization of rituximab (tradenames: Rituxan®, MabThera®) in partnership with Roche and Genentech; and Project Leader for Zevalin®, the first radioimmunotherapy approved by the FDA. Prior to entering the biotechnology industry, Ms. Matsui worked for Wells Fargo Bank in general management, marketing and human resources. Ms. Matsui currently serves as the Chair of the Board at Halozyme and has been active on a number of not-for-profit boards. She was National President/Board Chair of the Girl Scouts of the USA from 1999 to 2002. Ms. Matsui earned BA and MBA degrees from Stanford University.

Our company believes that Ms. Matsui's professional background experience gives her the qualifications and skills necessary to serve as a director and board chair of our company.

Steven Kelly - Director

Mr. Kelly was elected to our board of directors on May 2, 2017.

Steven Kelly brings nearly thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. Since 2012, Mr. Kelly has been the principal of Kelly BioConsulting, LLC, and serves as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Most recently, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an early stage Oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University.

Our company believes that Mr. Kelly's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Dr. Douglas Blayney - Director

Dr. Blayney was elected to our board of directors on July 31, 2017.

Douglas W. Blayney, MD is a Professor of Medicine at Stanford and former Medical Director of Stanford Cancer Center. Dr. Blayney is a past president of the American Society of Clinical Oncology (ASCO) and a founder of the ASCO Quality Symposium. He was previously a Professor of Internal Medicine and Medical Director of the Comprehensive Cancer Center at the University of Michigan, and prior to that practiced and led Wilshire Oncology Medical Group, Inc. a physician owned multidisciplinary oncology practice in southern California. Dr. Blayney served on the Food and Drug Administration’s Oncologic Drugs Advisory Committee and is Founding Editor-in-Chief and Editor-in-Chief Emeritus of ASCO’s Journal of Oncology Practice. He has over 70 scientific publications with expertise on clinical trial development, use of oncology drugs in clinical practice, and information technology use. Dr. Blayney earned a degree in electrical engineering from Stanford, is a graduate of the University of California, San Diego School of Medicine, and received post graduate training at UCSD and at the National Cancer Institute in Bethesda, Maryland.

Our company believes that Dr. Blayney's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Dr. R. Martin Emanuele - Director

Dr. Emanuele was elected to our board of directors on September 20, 2017.

R. Martin Emanuele, PhD, is currently President and CEO of LifeRaft Biosciences Inc., a private bio-pharmaceutical company. From May, 2011 to October, 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc., a pharmaceutical company. From April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., a FORTUNE 500® company and leading provider of kidney care in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and President of SynthRx, Inc. a private bio-pharmaceutical company that was acquired by AdventRx Pharmaceuticals (now Savara, Inc.) in April, 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately-held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Business Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a Ph.D. in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a B.S. in biology from Colorado State University. He also holds an M.B.A. with an emphasis in healthcare and pharmaceutical management from the University of Colorado.

Our company believes that Dr. Emanuele's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Georgia Erbez - Director

Ms. Erbez was elected to our board of directors on September 20, 2017.

Georgia Erbez has served as Chief Business Officer of Zosano Pharma Corporation, a public pharmaceutical company, since September 2016. She served as Chief Financial Officer and Executive Vice President of Asterias Biotherapeutics, Inc., a biopharmaceutical company, from November 2015 to March 2016. From September 2012 to November 2014 she served as Chief Financial Officer, Secretary and Treasurer of Raptor Pharmaceuticals, a pharmaceutical company. Prior to Raptor, Ms. Erbez was a Managing Director, Healthcare Investment Banking at Collins Stewart, a wealth management company, from April 2011 to January 2012. From June 1998 to September 2012, Ms. Erbez was a senior level investment banker at Beal Advisors, Jeffries & Company, Inc. and Cowen and Company. She has also held positions at the investment banks Hambrecht & Quist and Alex, Brown & Sons Inc. Ms. Erbez received a Bachelor of Arts degree, International Relations from the University of California at Davis.

Our company believes that Ms. Erbez's professional background experience gives her the qualifications and skills necessary to serve as a director of our company.

Employment Agreements

Other than as set out under Item 11 of this Annual Report, we have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics. We intend to adopt a Code of Ethics as we develop our business.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is an audit committee financial expert. We believe that the need for an audit committee financial expert and the costs associated with such retention is not warranted at the present time.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2017 whose adjusted total compensation exceeded $100,000;

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2017; and

(d)	our former principal executive officers,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Gorgas(1) President, CEO, CFO, Secretary, Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Peter O'Brien (2) Vice President, European Operations and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

James Manley(3) Former President, Secretary, CEO, CFO, Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Note:

__________

(1)

Mr. Gorgas was appointed our president, chief executive officer, chief financial officer, secretary, treasurer and director on April 3, 2017. We did not pay cash or any other compensation to Mr. Gorgas during the year ended August 31, 2017.

(2)

Mr. O'Brien was appointed president, chief executive officer, chief financial officer, secretary, treasurer and director on November 18, 2016. Mr. O'Brien resigned as chief executive officer, chief financial officer, secretary and treasurer on April 3, 2017 and was appointed senior vice president, European operations on that day. We did not pay cash or any other compensation to Mr. O’Brien during the year ended August 31, 2017.

(3)	Mr. Manley resigned all positions on November 18, 2016. We did not pay cash or any other compensation to Mr. Manley during the years ended August 31, 2017 and August 31, 2016.

Other than as set forth below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Executive Employment Agreements

On April 3, 2017, our company entered into an employment agreement with Gregory D. Gorgas (the “Employment Agreement”), pursuant to which Mr. Gorgas serves as our company’s President & Chief Executive Officer. Pursuant to the terms of the Employment Agreement, beginning on the date (the “Funding Date”) on which our company’s attains funding, either in the form of debt or equity, either in one or more transactions, in excess of $5,000,000, Mr. Gorgas will receive an annual base salary of $250,000 (the “Base Salary”), payable in periodic installments of no less than twice monthly and shall be reviewed by our company’s Board of Directors or our Compensation Committee (the “Compensation Committee”). Beginning in the fiscal year following the Funding Date, Mr. Gorgas will be eligible to receive an annual bonus, as approved by the Compensation Committee, based on achievement of our company’s performance goals; the initial target bonus has been set at 50% of Mr. Gorgas’ Base Salary, but may be higher or lower as determined by the Compensation Committee and is to be paid within two and half months after the end of the applicable fiscal year.

The Employment Agreement provides that Mr. Gorgas’ employment is at-will and, unless otherwise provided for, the Employment Agreement may be terminated by either Mr. Gorgas or our company by providing the other party at least 30 days’ notice. If the Employment Agreement is terminated for Cause or Without Good Reason, each as defined in the Employment Agreement, Mr. Gorgas would be eligible to receive: (i) accrued but unpaid Base Salary; (ii) accrued but unused vacation; (iii) reimbursement for any unreimbursed business expenses; and (iv) any employee benefour he may have been entitled to prior to termination of the Employment Agreement (collectively, the “Accrued Amounts”). If the Employment Agreement is terminated Without Cause or for Good Reason, Mr. Gorgas shall be eligible to receive the Accrued Amounts and, subject to his execution of a release of claims in favor of our company, he will also be eligible to receive additional compensation as set forth in Section 5.3 of the Employment Agreement.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

We did not pay cash or any other compensation to our directors during the years ended August 31, 2017. Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Each of R. Martin Emanuele, Georgia Erbez, Douglas Blayney and Steven Kelly was granted a restricted stock award (the “RSA”) for 100,000 shares of our company’s common stock, vesting annually over a four year period, in each case subject to such director’s continued service to our company. The RSA is subject to the terms and conditions of the RSA agreement.

Connie Matsui was granted an RSA for 120,000 shares of our company’s common stock, vesting annually over a four year period, in each case subject to such director’s continued service to our company. The RSA is subject to the terms and conditions of the RSA agreement.

We intend to compensate our Board members at a rate of $15,000-$20,000 per year beginning in their second year of service and at a rate of $20,000-$30,000 each year thereafter, subject to Board approval. We have agreed to reimburse Board members for any reasonable expenses incurred by them in connection with any travel requested by and on behalf of our company.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 16, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, each of our directors, each of our named executive officers, as well as by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Named Executive Officers
Gregory Gorgas(2) 888 Prospect Street, Suite 210 La Jolla CA 92037	2,010,000 Common / Direct	17.14%
Peter O’Brien 888 Prospect Street, Suite 210 La Jolla CA 92037	2,700,000 Common / Direct	23.02%
Connie Matsui 888 Prospect Street, Suite 210 La Jolla CA 92037	Nil	Nil
Steven Kelly 888 Prospect Street, Suite 210 La Jolla CA 92037	Nil	Nil
Douglas Blayney 888 Prospect Street, Suite 210 La Jolla CA 92037	Nil	Nil
R. Martin Emanuele 888 Prospect Street, Suite 210 La Jolla CA 92037	Nil	Nil
Georgia Erbez 888 Prospect Street, Suite 210 La Jolla CA 92037	Nil	Nil
James Manley(3)	Nil	Nil
All Current Directors and Executive Officers as a Group	4,710,000 Common	40.16%
5% Stockholders
David Moss(4) 1618 Caminito Solidago La Jolla CA 92037	3,500,000 Common / Direct	29.84%

___________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 16, 2017. As of November 16, 2017 there were 11,352,302 shares of our common stock issued and outstanding.

(2)	Consists of 1,885,000 shares held and a warrant to purchase 125,000 shares of common stock that is exercisable within 60 days of November 16, 2017.

(3)	James Manley is our former President, Secretary, CEO, CFO, Treasurer and Director.

(4)	Consists of 3,250,000 shares held and a warrant to purchase 250,000 shares of common stock that is exercisable within 60 days of November 16, 2017.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

During the year ended August 31, 2017, the former President, and current Senior Vice President, European Operations, who is a major shareholder paid rent expense on behalf of the Company, and paid for expenses on behalf of the company for a total of $4,778. The full amount was repaid during the nine months ended August 31, 2017.

During the year ended August 31, 2017, the president of the Company incurred $862 of expenses on behalf of the Company. The amount owing to the related party as of August 31, 2017 is $862. The amounts are non-interest bearing, and have no terms of repayment.

During the year ended August 31, 2017, the Company borrowed an additional $12,406 from James Manley, the former President of the Company who at the time was the Company’s controlling shareholder. The amount borrowed was non-interest bearing and due on-demand loan (the “Shareholder Loan”). On November 18, 2016, the Shareholder Loan was forgiven for the total loan amount of $16,856.

On November 18, 2016, a former President of the Company transferred all of the 6,000,000 shares that they held to the current Senior Vice President, European Operations.

During the year ended August 31, 2017, the Company received $230,000, consisting of $80,000 from one non-related party, and $150,000 from two related parties. The two related parties are Mr. David Moss, a major shareholder, and Mr. Gregory Gorgas, an officer and director. The amounts have been recorded as stock common stock issued, and will be settled with shares of the Company subsequent to year-end. The amounts of $150,000 with related parties will be settled with the issuance of 3,750,000 common shares, purchase price of $0.40 and 3,750,000 warrants with an exercise price of $1.00 per share, and five years expiry date.

Director Independence

We currently act with seven directors, consisting of Gregory Gorgas, Peter O'Brien, Connie Matsui, Steven Kelly, Douglas Blayney, R. Martin Emanuele and Georgia Erbez. We have determined that Connie Matsui, Steven Kelly, Douglas Blayney, R. Martin Emanuele and Georgia Erbez are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have a nominating committee, compensation committee, or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2017 and for fiscal year ended August 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2017	August 31, 2016
Audit Fees	$11,700	$9,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$11,700	$9,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation and Amendments	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
4.1	Form of Series A Warrant	8-K/A	333-199213	10/3/2017
10.1	Subscription Agreement	S-1	333-199213	10/8/2014
10.2	Senior Promissory Note dated November 18, 2016	8-K	333-199213	11/18/2016
10.3	Consultancy Agreement between the Company and Dr. Saoirse O'Sullivan, PhD dated March 22, 2017.	8-K	333-199213	4/7/2017
10.4#	Employment Agreement between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5	Securities Purchase Agreement between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.6+	Exclusive License Agreement between Artelo Biosciences, Inc. and Analog Sciences, Inc.	8-K	333-199213	5/8/2017
10.7#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.8	Note Repayment Agreement between Artelo Biosciences, Inc. and Malibu Investments Limited	8-K	333-199213	5/8/2017
10.9	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.10	Form of Subscription Agreement	8-K	333-199213	8/4/2017
10.11	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.12	Amendment Dated August 1, 2017 to the Exclusive License Agreement between Artelo Biosciences, Inc. and Analog Sciences, Inc.	8-K	333-199213	8/4/2017
10.13	Exclusive Patent License Agreement between Artelo Biosciences, Inc. and Analog Sciences, Inc.	8-K	333-199213	8/4/2017
10.14#	Indemnification Agreement Dated July 31, 2017	8-K	333-199213	8/4/2017
10.15	Stock Purchase Agreement Dated August 1, 2017	8-K	333-199213	8/4/2017
10.16#	Indemnification Agreement, by and between the Company and R. Martin Emanuele, dated September 20, 2017.	8-K	333-199213	9/25/2017
10.17#	Indemnification Agreement, by and between the Company and Georgia Erbez, dated September 20, 2017.	8-K	333-199213	9/25/2017
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer				☒
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer				☒
101**	Interactive Data File
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

_________

* Filed herewith.

** Furnished herewith.

# Represents a management contract or compensatory plan.

+ Confidential treatment received with respect to certain portions of this exhibit. Omitted portions filed separately with the Securities and Exchange Commission.

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

ARTELO BIOSCIENCES, INC.
(Registrant)

Dated: November 29, 2017	/s/ Gregory Gorgas
Gregory Gorgas
President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 29, 2017	/s/ Gregory Gorgas
Gregory Gorgas
President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 29, 2017	/s/ Peter O’Brien
Peter O'Brien
Senior Vice President – European Operations and Director

Dated: November 29, 2017	/s/ Connie Matsui
Connie Matsui
Director

Dated: November 29, 2017	/s/ Steven Kelly
Steven Kelly
Director

Dated: November 29, 2017	/s/ Douglas Blayney, MD
Douglas Blayney, MD
Director

Dated: November 29, 2017	/s/ Georgia Erbez
Georgia Erbez
Director

Dated: November 29, 2017	/s/ R. Martin Emanuele, PhD
R. Martin Emanuele, PhD
Director

