Form 10-Q
period 2017-11-30
ARTELO BIOSCIENCES, INC.
filed 2018-01-16
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-199213

ARTELO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

888 Prospect Street, Suite 210, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

(760) 943-1689

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

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

11,472,302 common shares issued and outstanding as of January 16, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$412,440	$572,775
Prepaid expenses and deposits	16,285	1,500
Other receivable	767	-
Total Current Assets	429,492	574,275
Equipment, net of accumulated depreciation of $72 and $nil, respectively	795	-
TOTAL ASSETS	430,287	574,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$133,973	$28,576
Due to related party	2,308	862
Total Current Liabilities	136,281	29,438

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding as of November 30, 2017, and August 31, 2017, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized, 11,352,302 and 11,327,302 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	11,352	11,327
Additional paid-in capital	855,168	827,942
Accumulated deficit	(572,146)	(295,089)
Accumulated other comprehensive gain (loss)	(368)	657
Total Stockholders’ Equity	294,006	544,837

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,287	$574,275

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	November 30,
	2017	2016

OPERATING EXPENSES
General and administrative	$136,564	$313
Professional fees	107,345	9,204
Research and development	33,076	-
Depreciation	72	-
Total Operating Expenses	277,057	9,517

Loss from Operations	(277,057)	(9,517)

NET LOSS	$(277,057)	$(9,517)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,025)	-
Total Other Comprehensive Loss	(1,025)	-

TOTAL COMPREHENSIVE LOSS	$(278,082)	$(9,517)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,345,635	7,640,000

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,057)	$(9,517)
Depreciation	72	-
Stock based compensation	17,251	-
Changes in operating assets and liabilities:
Prepaid expenses	(14,785)	-
Other receivable	(767)	-
Accounts payable and accrued liabilities	105,397	(2,889)
Net cash used in operating activities	(169,889)	(12,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(867)	-
Net cash used in investing activities	(867)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Collection from stock subscription	10,000	-
Advance from related party	9,951	12,406
Repayment to related party	(8,505)	-
Net cash provided by financing activities	11,446	12,406

Effects on changes in foreign exchange rate	(1,025)	-

Net decrease in cash and cash equivalents	(160,335)	-
Cash and cash equivalents - beginning of period	572,775	3,590
Cash and cash equivalents - end of period	$412,440	$3,590

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$-	$16,856

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

 Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended November 30, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (the “Company”) is a Nevada corporation incorporated on May 2, 2011. It is based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

Effective on February 10, 2017, the Company changed its name from “KNIGHT KNOX DEVELOPMENT CORP.,” to “REACTIVE MEDICAL INC.” On April 14, 2017, the Company changed its name from “REACTIVE MEDICAL INC.” to “ARTELO BIOSCIENCES, INC”.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2017 contained in the Company’s Form 10-K filed on November 29, 2017.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary Trinity Reliant Ventures Limited. No intercompany balances or transactions exist during the period ended November 30, 2017.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended November 30, 2017, the Company has a net loss of $277,057. As at November 30, 2017, the Company had an accumulated deficit of $572,146 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2017, the president of the Company incurred $440 of expenses on behalf of the Company. The amount owing to the related party as of November 30, 2017 and August 31, 2017 is $1,302 and $862, respectively. The amounts are non-interest bearing, and have no terms of repayment.

During the three months ended November 30, 2017, the former President, and current Senior Vice President, European Operations, who is a major shareholder paid rent expense on behalf of the Company, and paid for expenses on behalf of the company for a total of $9,511. The amount of $8,505 was repaid during the three months ended November 30, 2017. The amount owing to the related party as of November 30, 2017 and August 31, 2017 is $1,006 and $0, respectively. The amounts are non-interest bearing, and have no terms of repayment.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of November 30, 2017, no salary is owed nor has been paid.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the three months ended November 30, 2017, the company recorded $17,251 of stock compensation expense for five members of the Company’s Board of Directors.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001.

During the three months ended November 30, 2017, there were no issuances of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the company is sought.

During the three months ended November 30, 2017, the Company received $10,000 that has been recorded as stock issued in relation to a subscription agreement on June 30, 2017, for the issuance of 25,000 common shares.

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

As of November 30, 2017, there are 1,952,303 Series A Common Stock Purchase Warrants outstanding, with a weighted average life remaining of 4.58 years, and average exercise price of $1.00.

NOTE 7 – SUBSEQUENT EVENTS

On December 20, 2017, the Company entered into a Material and Data Transfer, Option and License Agreement (the “License Agreement”) with NEOMED Institute, a Canadian not-for-profit corporation (“NEOMED”), that provides the Company with up to twelvemonths from the date of receipt by the Company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with NEOMED’s proprietary therapeutic compound NEO1940 (the “Compound” and an option (the “Option”) for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. In clinical development studies with NEOMED’s prior sponsor, NEO1940 was dosed in over 200 subjects. The License Agreement has an effective date of January 2, 2018 (the “Effective Date”).

NEOMED, without additional consideration and at NEOMED’s sole cost, has agreed to deliver to the Company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the License Agreement.

The Company will evaluate the Compound and then decide whether to exercise the Option. . Upon exercise of the Option, NEOMED will provide the Company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights in all fields.

On the Effective Date, the Company issued 120,000 shares of its common stock to NEOMED.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, and Trinity Research & Development Limited, in England and Wales unless otherwise indicated.

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

On March 30, 2017, Mr. Peter O’Brien resigned his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the company and was appointed Senior Vice President of European Operations. On April 3, 2017, Mr. Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors. On that date, the Company entered into an employment contract with Mr. Gorgas, which commits the Company and Mr. Gorgas to specific rights and responsibilities, customary to industry standards. For example, upon fulfilling certain obligations, including raising capital in excess of $5,000,000. Mr. Gorgas will then be paid an annual salary of $250,000 and be eligible for additional compensation in the form of bonus, equity, and benefits, commensurate with industry standards. Per the terms of the employment agreement, that any investment in, or appointment to or continuing service on a board of directors or similar body of, any corporation or entity, must be approved in writing by the Company. The agreement includes non-competition terms. The employment agreement can only be terminated in accordance with the Term of Employment specified in the agreement.

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

On May 2, 2017, we entered into an Exclusive Patent License Agreement with Analog Biosciences, Inc. pursuant to which we obtained an exclusive license to two provisional patent applications, and any patent issued on such patent application, related to a combination product strategy to produce a synergy with cannabidiol which was previously assigned to Analog. We have discontinued development of the two provisional patents licensed from Analog.

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

On December 20, 2017, the Company entered into a Material and Data Transfer, Option and License Agreement (the “License Agreement”) with NEOMED Institute, a Canadian not-for-profit corporation (“NEOMED”), that provides the Company with up to twelvemonths from the date of receipt by the Company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with NEOMED’s proprietary therapeutic compound NEO1940 (the “Compound” and an option (the “Option”) for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. In clinical development studies with NEOMED’s prior sponsor, NEO1940 was dosed in over 200 subjects. The License Agreement has an effective date of January 2, 2018 (the “Effective Date”).

NEOMED, without additional consideration and at NEOMED’s sole cost, has agreed to deliver to the Company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the License Agreement.

The Company will evaluate the Compound and then decide whether to exercise the Option. . Upon exercise of the Option, NEOMED will provide the Company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights in all fields.

We are a discovery research and development stage company and have commenced only minimal business operations and have not generated any revenues. We have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our current operations.

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

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2017 and 2016, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2017, as included in Form 10-K filed with the SEC on November 29, 2017.

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

The following table provides selected financial data about our company as of November 30, 2017 and August 31, 2017.

Balance Sheet Data

	November 30,	August 31,
	2017	2017

Cash	$412,440	$572,775
Total Assets	$430,287	$574,275
Total Liabilities	$136,281	$29,438
Stockholders’ Equity	$294,006	$544,837

We have not generated any revenues since inception through November 30, 2017. The decrease in cash was primarily due to payments of expenses.

For the Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

	Three Months Ended
	November 30,
	2017	2016
Operating Expenses
General and administrative expense	$119,313	$313
Stock based compensation	17,251	-
Professional fees	107,345	9,204
Research and development	33,076	-
Depreciation	72	-
Total Operating Expenses	277,057	9,517
Loss from Operations	(277,057)	(9,517)
Provision for income taxes	-	-
Net Loss	$(277,057)	$(9,517)

Our operating expenses, for the three months ended November 30, 2017 were $277,057 compared to $9,517 for the same period in 2016. The increase in operating expenses were primarily due to the increased activity in developing our proposed business plan, which we expect will continue for the foreseeable future.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2017	2017
Current Assets	$429,492	$574,275
Current Liabilities	136,281	29,438
Working Capital	$293,211	$544,837

Cash Flows

	Three months Ended
	November 30,
	2017	2016
Cash Flows used in operating activities	$(169,899)	$(12,406)
Cash Flows used in investing activities	(867)	-
Cash Flows provided by financing activities	11,446	12,406
Net decrease in cash during period	$(160,335)	$-

Cash Flow from Operating Activities

During the three months ended November 30, 2017, cash used in operating activities was $169,889 compared to cash used in operating activities of $12,406 during the period ended November 30, 2016. The cash used from operating activities during the three months ended November 30, 2017 primarily consisted of a net loss of $277,057 and a decrease in prepaid of $14,785, offset by stock based compensation of $17,251 and an increase in accounts payable and accrued liabilities of $14,785. The cash used from operating activities during the three months ended November 30, 2016 consisted of a net loss of $9,517 and a decrease in accounts payable and accrued liabilities of $2,889.

Cash Flow from Investing Activities

The company used $867 for a purchase of equipment during the three months ended November 30, 2017

The company did not use any funds for investing activities during the three months ended November 30, 2016.

Cash Flow from Financing Activities

During the three months ended November 30, 2017, the company received $9,951 as an advance from a related party, $10,000 the issuance of common shares and repaid $8,505 to a related party. During the three months ended November 30, 2016, the company received $12,406 as an advance from a related party.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended August 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of November 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) inadequate segregation of duties consistent with control objectives; and (3) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of November 30, 2017.

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

Item 1A. Risk Factors

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Form 10-K for the year ended August 31, 2017. The risks described in the Form 10-K are those which we believe are the material risks we face, and such risks could materially adversely affect our business, prospects, financial condition, cash flows and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may impact us. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in the Form 10-K.

If we fail to comply with our obligations to our licensor in our intellectual property license, we could lose license rights that are important to our business.

We are a party to the NEOMED Agreement, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that any future license agreements will impose, various diligence, product payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

Even if we are successful in licensing or developing research programs and/or product candidates, we or our licensors must maintain the intellectual property.

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license or develop internally. We are currently the licensee of two patent applications; however we intend to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition, based upon our own discovery research initiatives, we filed a provisional patent application on December 11, 2017 on novel chemistry related to a potential cannabinoid formulation. We have not received action on any of the provisional applications whether obtained as licenses or as a result of our own research efforts.

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensor’s patent rights are highly uncertain. Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensor were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidates without infringing third-party patent rights.

Even if any owned and/or licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(10)	Material contracts
10.1	Material and Data Transfer, Option and License Agreement dated December 20, 2017 between the Company and NEOMED Institute*+
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTELO BIOSCIENCES, INC.
(Registrant)
Dated: January 16, 2018	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

