Form 10-Q/A
period 2017-11-30
ARTELO BIOSCIENCES, INC.
filed 2018-03-21
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10- Q/A

Amendment No. 1

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

As of January 16, 2018, 11,472,302 shares of the registrant’s common stock were issued and outstanding .

EXPLANATORY NOTE

 Artelo Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended November 30, 2017, which was originally filed on January 16, 2018 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I –Controls and Procedures of Item 4 solely to (i) include the information required by Item 307 of Regulation S-K, which was inadvertently omitted in the Original Filing; (ii) revise the disclosure to correctly reflect management’s conclusion that the Company’s disclosure controls and procedures were effective as of November 30, 2017; and (iii) update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, the Company’s management evaluated, with the participation of its chief executive officer (its principal executive officer, principal financial officer and principal accounting officer), the effectiveness of its disclosure controls and procedures as of November 30, 2017 before filing the Original Filing. Based on that evaluation, the Company’s management concluded that its disclosure controls and procedures were effective as of such date.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

2

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO (our principal executive officer, principal financial officer and principal accounting officer) have concluded that as of such date, our disclosure controls and procedures were effective.

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

ARTELO BIOSCIENCES, INC.
(Registrant)
Dated: March 21, 2018	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

