Form 10-Q
period 2018-02-28
ARTELO BIOSCIENCES, INC.
filed 2018-04-16
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

Commission File Number 333-199213

ARTELO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

888 Prospect Street, Suite 210, La Jolla CA	92037
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

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

As of April 12, 2018, 12,781,195 shares of the registrant’s common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$525,107	$572,775
Prepaid expenses and deposits	13,923	1,500
Other receivable	1,327	-
Total Current Assets	540,357	574,275
Equipment, net of accumulated depreciation of $122 and $nil, respectively	741	-
TOTAL ASSETS	541,098	574,275

LIABILITIESLIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$154,211	$28,576
Due to related party	1,602	862
Total Current Liabilities	155,813	29,438

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized, 12,367,889 and 11,327,302
shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	12,368	11,327
Additional paid-in capital	1,575,039	827,942
Accumulated deficit	(1,200,500)	(295,089)
Accumulated other comprehensive gain (loss)	(1,622)	657
Total Stockholders' Equity	385,285	544,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$541,098	$574,275

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	30,924	3,803	167,488	4,116
Professional fees	119,999	8,192	227,344	17,396
Research and development	477,357	-	510,433	-
Depreciation	74	-	146	-
Total Operating Expenses	628,354	11,995	905,411	21,512

Loss from Operations	(628,354)	(11,995)	(905,411)	(21,512)

OTHER OPERATING EXPENSE
Interest expense	-	(1,016)	-	(1,016)
Total other expense	-	(1,016)	-	(1,016)

Provision for income taxes	-	-	-	-

NET LOSS	$(628,354)	$(13,011)	(905,411)	$(22,528)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,254)	-	(2,279)	-
Total Other Comprehensive Income Loss	(1,254)	-	(2,279)	-

TOTAL COMPREHENSIVE LOSS	$(629,608)	$(13,011)	$(907,690)	$(22,528)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.00)	$(0.08)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,677,909	7,640,000	11,555,105	7,640,000

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(905,411)	$(22,528)
Amortization of debt discount	146	169
Stock based compensation	156,001	-
Changes in operating assets and liabilities:
Prepaid expenses	(12,423)	(2,560)
Other receivable	(1,327)	-
Accounts payable and accrued liabilities	125,635	(10,527)
Accrued interest	-	847
Due to related party	-	12,406
Net cash used in operating activities	(637,379)	(22,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(887)	-
Net cash used in investing activities	(887)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Collection from stock issued for cash	592,137	-
Advance from related party	16,583	100
Repayment to related party	(15,843)	-
Proceeds from issuance of note payable	-	29,400
Net cash provided by financing activities	592,877	29,500

Effects on changes in foreign exchange rate	(2,279)	-

Net decrease in cash and cash equivalents	(47,668)	7,307
Cash and cash equivalents - beginning of period	572,775	3,590
Cash and cash equivalents - end of period	$525,107	$10,897

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$-	$16,856

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

 Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended February 28, 2018

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

The Company intends to license, develop and commercialize novel therapeutic treatments targeting the endocannabinoid system. To date, the Company’s activities have primarily been limited to its formation, business development activities, sponsored research, and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2018 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2017 contained in the Company’s Form 10-K filed on November 29, 2017.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary Trinity Reliant Ventures Limited. No intercompany balances or transactions exist during the period ended February 28, 2018.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended February 28, 2018, the Company has a net loss of $905,411. As at February 28, 2018, the Company had an accumulated deficit of $1,200,500 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2018, the president of the Company incurred $740 of expenses on behalf of the Company. The amount owing to the related party as of February 28, 2018 and August 31, 2017 is $1,602 and $862, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the six months ended February 28, 2018, the former President, and current Senior Vice President, European Operations, who is a major shareholder paid rent expense on behalf of the Company, and paid for expenses on behalf of the company for a total of $15,843. The amount of $15,843 was repaid during the six months ended February 28, 2018. The amount owing to the related party as of February 28, 2018 and August 31, 2017 is $0 and $0, respectively. The amounts are non-interest bearing, and have no terms of repayment.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. Effective January 26, 2018 the annual base salary is $125,000. As of February 28, 2018, $12,340 was paid in salary and $25,934 was paid reimbursement for payments made by him for his health benefits, retroactive to the beginning of his employment. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On September 20, 2017, the Company appointed 2 additional Directors. Each Director was granted a restricted stock award (the “RSA”) for 100,000 shares of the Company’s common stock, vesting annually over a four year period, in each case subject to such director’s continued service to the Company. During the six months ended February 28, 2018, the company recorded $30,001 of stock compensation expense for all five members of the Company’s Board of Directors.

On January 26, 2018, the Company received $65,000 from two related parties from shares issuance under subscription agreement. The amounts have been recorded as stock common stock issued, and will be settled with shares of the Company subsequent to quarter end. The amounts of $65,000 with related parties is for the issuance of 99,999 common shares, purchase price of $0.65 and 99,999 warrants with an exercise price of $1.50 per share, and five years expiry date. (See note 5).

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001.

During the six months ended February 28, 2018, there were no issuances of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the company is sought.

During the six months ended February 28, 2018, the Company issued as follows,

•	The Company received $10,000 that has been recorded as stock issued in relation to a subscription agreement on June 30, 2017, for the issuance of 25,000 common shares.

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

•	On January 2, 2018, the Company issued 120,000 shares of its common stock valued at $126,000 to NEOMED for services.

•	During the six months ended February 28, 2018, the Company received cash of $582,136 that has been recorded for the issuance of 895,587 common shares at a price of $0.65 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted on January 26, 2018 and March 15, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series A Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of 5 years from the issue date.

Warrants

In relation to the common stock related to subscription agreement dated on June 30, 2017, each individual investor received warrants with the purchase of the stock. For each share purchased, the investor will receive one Series A Common Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription at June 30, 2017 at a price of $1.00 per share.

In relation to the common stock related to subscription agreement dated on January 26, 2018, each individual investor received warrants with the purchase of the stock. For each share purchased, the investor will receive one Series A Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription at January 26, 2018 at a price of $1.50 per share.

In relation to the common stock related to subscription agreement dated on March 15, 2018, each individual investor received warrants with the purchase of the stock. For each share purchased, the investor will receive one Series A Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription at March 15, 2018 at a price of $1.50 per share.

As of February 28, 2018, there are 2,847,889 Series A Common Stock Purchase Warrants outstanding, with a weighted average life remaining of 4.52 years, and average exercise price of $1.16. The warrants have intrinsic value of $741,875 as of February 28, 2018.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to February 28, 2018, we entered into Subscription Agreements with 5 individuals, for the purchase and sale of 390,306 units of the Company’s equity securities (the “Units”) at a price of $0.65 per Unit, pursuant to a private placement offering conducted by the Company for aggregate proceeds of $253,700. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series A Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of 5 years from the issue date.

On March 16, 2018, the Company received $14,950 for the issuance of 23,000 common shares related to subscription agreement dated on January 26, 2018.

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

On January 18, 2018, we entered into an Exclusive License Agreement (the "License Agreement") with The Research Foundation For The State University of New York, a New York nonprofit, educational corporation (the "Foundation"), that provides the Company with an exclusive license under certain licensed patents of the Foundation (the "Patent Rights") to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) and Other Product(s) worldwide in all fields, including without limitation the field of human therapeutics. The Agreement has an effective date of January 18, 2018 (the "Effective Date").

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

Our Current Business

We are federally-compliant, ethical development-stage biopharmaceutical company focused on discovering, licensing, developing and commercializing treatments that modulate the endocannabinoid system. We intend to pursue technologies and programs that offer promising and proprietary compounds that promote the effectiveness of the endocannabinoid system.

As of February 28, 2018, the Company acquired a license to research-stage novel endocannabinoid modulators from Stony Brook University, New York, and the Company secured certain rights to work with a high-potency, dual CB1/CB2 agonist (NEO1940) licensed from the NEOMED Institute, Montreal, Canada. In addition, the Company discovered a novel crystalline form of cannabidiol (CBD) and filed a composition of matter patent with the USPTO in December 2017. A proprietary solid-state form of cannabidiol based upon a single polymorphic form offers the Company the opportunity to develop a cannabidiol-based drug product with the potential for improved safety and efficacy. We believe our programs have the potential to dramatically improve patient care in major markets globally, including North America and Europe.

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

Results of Operations

The following summary of our results of operations, for the six months ended February 28, 2018 and 2017, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2017, as included in Form 10-K filed with the SEC on November 29, 2017.

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

The following table provides selected financial data about our company as of February 28, 2018 and August 31, 2017.

Balance Sheet Data

	February 28,	August 31,
	2018	2017

Cash	$525,107	$572,775
Total Assets	$541,098	$574,275
Total Liabilities	$155,813	$29,438
Stockholders' Equity	$385,285	$544,837

We have not generated any revenues since inception through February 28, 2018. The decrease in cash was primarily due to an increase in operating expenses offset by proceeds from stock issuance.

For the Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017

	Three Months Ended
	February 28,
	2018	2017
Operating Expenses
General and administrative expense	$30,924	$3,803
Professional fees	119,999	8,192
Research and development	477,357	-
Depreciation	74	-
Total Operating Expenses	628,354	11,995
Loss from Operations	(628,354)	(11,955)
Interest expense	-	(1,016)
Net Loss	$(628,354)	$(13,011)

Our operating expenses, for the three months ended February 28, 2018 were $628,354 compared to $11,995 for the same period in 2017. The Company's operating expenses were primarily related to research and development expense and professional fees for ongoing regulatory requirements.

For the Six Months Ended February 28, 2018 Compared to the Six Months Ended February 28, 2017

	Six Months Ended
	February 28,
	2018	2017
Operating Expenses
General and administrative expense	$167,488	$4,116
Professional fees	227,344	17,396
Research and development	510,433
Depreciation	146
Total Operating Expenses	905,411	21,512
Loss from Operations	(905,411)	(21,512)
Interest Expense	-	(1,016))
Net Loss	$(905,411)	$(22,528)

Our operating expenses, for the six months ended February 28, 2017 were $905,411 compared to $21,512 for the same period in 2017. The higher operating expenses during the six months ended February 28, 2018 were primarily related to research and development expenses.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2018	2017
Current Assets	$540,357	$574,275
Current Liabilities	155,813	29,438
Working Capital	$384,544	$544,837

Cash Flows

	Six Months Ended
	February 28,
	2018	2017
Cash Flows used in operating activities	$(637,379)	$(22,193)
Cash Flows used in investing activities	(887)	-
Cash Flows provided by financing activities	592,877	29,500
Net increase (decrease) in cash during period	$(47,668)	$7,307

Cash Flow from Operating Activities

During the six months ended February 28, 2018, cash used in operating activities was $637,379 compared to cash used in operating activities of $22,193 during the period ended February 28, 2017. The cash used from operating activities was primarily attributed to net loss of $905,411 offset by stock based compensation of $156,001 and an increase in accounts payable and accrued liabilities of $125,635.

Cash Flow from Investing Activities

The company used $887 for a purchase of equipment during the six months ended February 28, 2018

The company did not use any funds for investing activities in the six months ended February 28, 2017.

Cash Flow from Financing Activities

During the six months ended February 28, 2018, the company received $592,137 from the issuance of common shares, $16,583 as an advance from a related party, and repaid $15,843 to a related party. During the six months ended February 28, 2017, the company received advances from shareholders of $100 and proceeds from issuance of note payable of $29,400.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO (our principal executive officer, principal financial officer and principal accounting officer) have concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license or develop internally. We are currently the exclusive world-wide licensee of specific endocannabinoid modulators developed at Stony Brook University in New York and we licensed an option to the patents covering NEO1940 from the NEOMED Institute, Montreal, Canada. We intend to continue to license additional intellectual property from biopharmaceutical companies and research institutions. In addition, based upon our own discovery research initiatives, we filed a provisional patent application on December 11, 2017 on novel chemistry related to a cannabiol composition. We have not received action on any of the provisional application as a result of our own research efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2018, the Company issued 120,000 shares of its common stock valued at $126,000 to NEOMED for services.

During the six months ended February 28, 2018, the Company received cash of $582,136 that has been recorded for the issuance of 895,587 common shares at a price of $0.65 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted on January 26, 2018 and March 15, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series A Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of 5 years from the issue date.

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

ARTELO BIOSCIENCES, INC.
(Registrant)

Dated: April 16, 2018	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

