Form 10-Q/A
period 2017-11-30
ARTELO BIOSCIENCES, INC.
filed 2018-05-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

As of January 16, 2018, 11,472,302 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

Artelo Biosciences, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended November 30, 2017, which was originally filed on January 16, 2018 (the “Original Filing”). The purpose of this Amendment is to update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment.

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

2

PART II - OTHER INFORMATION		4

Item 6.	Exhibits	4

SIGNATURES		5

3

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
(10)	Material contracts
10.1* +	Material and Data Transfer, Option and License Agreement dated December 20, 2017 between the Company and NEOMED Institute
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*	Filed herewith + Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTELO BIOSCIENCES, INC.
(Registrant)
Dated: May 11, 2018	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

5