Form 10-Q/A
period 2018-02-28
ARTELO BIOSCIENCES, INC.
filed 2018-05-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE

Artelo Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended February 28, 2018, which was originally filed on April 16, 2018 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I - Financial Information Item I - Financial Statements and Item II - Management's Discussion and Analysis of Financial Condition or Plan of Operation to record certain accrued research and development costs in the amount of $170,110 that was inadvertently omitted in the Original Filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2018	2017
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$525,107	$572,775
Prepaid expenses and deposits	13,923	1,500
Other receivable	1,327	-
Total Current Assets	540,357	574,275
Equipment, net of accumulated depreciation of $146 and $nil, respectively	741	-
TOTAL ASSETS	541,098	574,275

LIABILITIESLIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$324,321	$28,576
Due to related party	1,602	862
Total Current Liabilities	325,923	29,438

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized, 12,367,889 and 11,327,302
shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	12,368	11,327
Additional paid-in capital	1,575,039	827,942
Accumulated deficit	(1,370,610)	(295,089)
Accumulated other comprehensive gain (loss)	(1,622)	657
Total Stockholders' Equity	215,175	544,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$541,098	$574,275

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2018	2017	2018	2017
	(Restated)		(Restated)
OPERATING EXPENSES
General and administrative	30,924	3,803	167,488	4,116
Professional fees	119,999	8,192	227,344	17,396
Research and development	647,467	-	680,543	-
Depreciation	74	-	146	-
Total Operating Expenses	798,464	11,995	1,075,521	21,512

Loss from Operations	(798,464)	(11,995)	(1,075,521)	(21,512)

OTHER OPERATING EXPENSE
Interest expense	-	(1,016)	-	(1,016)
Total other expense	-	(1,016)	-	(1,016)

Provision for income taxes	-	-	-	-

NET LOSS	$(798,464)	$(13,011)	(1,075,521)	$(22,528)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,254)	-	(2,279)	-
Total Other Comprehensive Income Loss	(1,254)	-	(2,279)	-

TOTAL COMPREHENSIVE LOSS	$(799,718)	$(13,011)	$(1,077,800)	$(22,528)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.00)	$(0.10)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,677,909	7,640,000	11,555,105	7,640,000

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28,
	2018	2017
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,075,521)	$(22,528)
Amortization of debt discount	-	169
Depreciation	146	-
Stock based compensation	156,001	-
Changes in operating assets and liabilities:
Prepaid expenses	(12,423)	(2,560)
Other receivable	(1,327)	-
Accounts payable and accrued liabilities	295,745	(10,527)
Accrued interest	-	847
Due to related party	-	12,406
Net cash used in operating activities	(637,379)	(22,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(887)	-
Net cash used in investing activities	(887)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Collection from stock issued for cash	592,137	-
Advance from related party	16,583	100
Repayment to related party	(15,843)	-
Proceeds from issuance of note payable	-	29,400
Net cash provided by financing activities	592,877	29,500

Effects on changes in foreign exchange rate	(2,279)	-

Net decrease in cash and cash equivalents	(47,668)	7,307
Cash and cash equivalents - beginning of period	572,775	3,590
Cash and cash equivalents - end of period	$525,107	$10,897

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$-	$16,856

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended February 28, 2018, the Company has a net loss of $1,075,521. As at February 28, 2018, the Company had an accumulated deficit of $1,370,610 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RESTATEMENT

Subsequent to the filing of the February 28, 2018 Form 10Q, the Company found that there were unrecorded research and development expenses of $170,110 related to the Exclusive License Agreement effective January 19, 2018 that requires the Company to reimburse past patent costs.

As a result of this error, the Company has restated its unaudited Consolidated Statement of Financial Statements for the six months ended February 28, 2018. The following table summarizes the restatement changes made to the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows for the six months ended February 28, 2018 previously filed:

	Originally	Restatement
Consolidated Balance Sheets as of February 28, 2018	Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$154,211	$170,110	$324,321
Total Current Liabilities	$155,813	$170,110	$325,923
Accumulated deficit	$(1,200,500)	$(170,110)	$(1,370,610)
Total Stockholders' Equity	$385,285	$(170,110)	$215,175

Consolidated Statements of Operations	Originally	Restatement
Three months ended February 28, 2018	Reported	Adjustment	As Restated
Research and development	$477,357	$170,110	$647,467
Total Operating Expenses	$628,354	$170,110	$798,464
Loss from Operations	$(628,354)	$(170,110)	$(798,464)
NET LOSS	$(628,354)	$(170,110)	$(798,464)
TOTAL COMPREHENSIVE LOSS	$(629,608)	$(170,110)	$(799,718)

Basic and Diluted Loss per Common Share - Three months ended February 28, 2018	$(0.05)	$(0.02)	$(0.07)

Consolidated Statements of Operations	Originally	Restatement
Six months ended February 28, 2018	Reported	Adjustment	As Restated
Research and development	$510,433	$170,110	$680,543
Total Operating Expenses	$905,411	$170,110	$1,075,521
Loss from Operations	$(905,411)	$(170,110)	$(1,075,521)
NET LOSS	$(905,411)	$(170,110)	$(1,075,521)
TOTAL COMPREHENSIVE LOSS	$(907,690)	$(170,110)	$(1,077,800)

Basic and Diluted Loss per Common Share - Six months ended February 28, 2018	$(0.08)	$(0.02)	$(0.10)

	Originally	Restatement
Consolidated Statements of Cash Flows for six months ended February 28, 2018	Reported	Adjustment	As Restated
NET LOSS	$(905,411)	$(170,110)	$(1,075,521)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$125,635	$170,110	$295,745

NOTE  5  - RELATED PARTY TRANSACTIONS

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

NOTE  6  - EQUITY

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

NOTE 7 - SUBSEQUENT EVENTS

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

On August 1, 2017, Mr. Peter O’Brien, a member of our Board of Directors and our Senior Vice President - European Operations and our company entered into a stock purchase agreement with ALII Capital LLC, a Washington limited liability corporation pursuant to which Mr. O’Brien sold 300,000 shares of our stock owned by him for $300. Pursuant to the terms of the agreement, we granted ALII Capital demand registration rights for the shares purchased.

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

The following table provides selected financial data about our company as of February 28, 2018 and August 31, 2017.

Balance Sheet Data

	February 28,	August 31,
	2018	2017

Cash	$525,107	$572,775
Total Assets	$541,098	$574,275
Total Liabilities	$325,923	$29,438
Stockholders' Equity	$215,175	$544,837

We have not generated any revenues since inception through February 28, 2018. The decrease in cash was primarily due to an increase in operating expenses offset by proceeds from stock issuance.

For the Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017

	Three Months Ended
	February 28,
	2018	2017
Operating Expenses
General and administrative expense	$30,924	$3,803
Professional fees	119,999	8,192
Research and development	647,467	-
Depreciation	74	-
Total Operating Expenses	798,464	11,995
Loss from Operations	(798,464)	(11,955)
Interest expense	-	(1,016)
Net Loss	$(798,464)	$(13,011)

Our operating expenses, for the three months ended February 28, 2018 were $628,354 compared to $11,995 for the same period in 2017. The Company's operating expenses were primarily related to research and development expense and professional fees for ongoing regulatory requirements.

For the Six Months Ended February 28, 2018 Compared to the Six Months Ended February 28, 2017

	Six Months Ended
	February 28,
	2018	2017
Operating Expenses
General and administrative expense	$167,488	$4,116
Professional fees	227,344	17,396
Research and development	680,543
Depreciation	146
Total Operating Expenses	1,075,521	21,512
Loss from Operations	(1,075,521)	(21,512)
Interest Expense	-	(1,016)
Net Loss	$(1,075,521)	$(22,528)

Our operating expenses, for the six months ended February 28, 2018 were $1,075,521 compared to $21,512 for the same period in 2017. The higher operating expenses during the six months ended February 28, 2018 were primarily related to research and development expenses.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2018	2017
Current Assets	$540,357	$574,275
Current Liabilities	325,923	29,438
Working Capital	$214,434	$544,837

Cash Flows

	Six Months Ended
	February 28,
	2018	2017
Cash Flows used in operating activities	$(637,379)	$(22,193)
Cash Flows used in investing activities	(887)	-
Cash Flows provided by financing activities	592,877	29,500
Net increase (decrease) in cash during period	$(47,668)	$7,307

Cash Flow from Operating Activities

During the six months ended February 28, 2018, cash used in operating activities was $637,379 compared to cash used in operating activities of $22,193 during the period ended February 28, 2017. The cash used from operating activities was primarily attributed to net loss of $1,075,521 offset by stock based compensation of $156,001 and an increase in accounts payable and accrued liabilities of $295,745.

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

