Form 10-Q
period 2018-05-31
ARTELO BIOSCIENCES, INC.
filed 2018-07-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

As of July 9, 2018, 12,781,195 shares of the registrant’s common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$326,023	$572,775
Prepaid expenses and deposits	57,838	1,500
Other receivable	16,484	-
Total Current Assets	400,345	574,275
Equipment, net of accumulated depreciation of $212 and $nil, respectively	638	-
TOTAL ASSETS	400,983	574,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$489,628	$28,576
Due to related party	2,700	862
Total Current Liabilities	492,328	29,438

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.001, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized,
12,781,195 and 11,327,302 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	12,781	11,327
Additional paid-in capital	1,856,025	827,942
Accumulated deficit	(1,948,467)	(295,089)
Accumulated other comprehensive gain (loss)	(11,684)	657
Total Stockholders’ Equity (Deficit)	(91,345)	544,837

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$400,983	$574,275

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$104,564	$19,299	$272,052	$23,415
Professional fees	236,375	76,426	463,719	93,822
Research and development	236,845	-	917,388	-
Depreciation	73	-	219	-
Total Operating Expenses	577,857	95,725	1,653,378	117,237

Loss from Operations	(577,857)	(95,725)	(1,653,378)	(117,237)

OTHER OPERATING EXPENSE
Interest expense	-	(907)	-	(1,923)
Total other expense	-	(907)	-	(1,923)

Provision for income taxes	-	-	-	-

NET LOSS	$(577,857)	$(96,632)	(1,653,378)	$(119,160)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(10,062)	-	(12,341)	-
Total Other Comprehensive Income Loss	(10,062)	-	(12,341)	-

TOTAL COMPREHENSIVE LOSS	$(587,919)	$(96,632)	$(1,665,719)	$(119,160)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.01)	$(0.14)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	12,741,083	8,809,565	11,949,707	8,034,139

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,653,378)	$(119,160)
Amortization of debt discount	-	321
Stock based compensation	168,751	-
Depreciation	249	-
Changes in operating assets and liabilities:
Prepaid expenses	(56,338)	-
Other receivable	(16,484)	-
Accounts payable and accrued liabilities	461,052	58,374
Accrued interest	-	1,603
Net cash used in operating activities	(1,096,148)	(58,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(887)	-
Net cash used in investing activities	(887)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	860,786	2,160
Collection from stock payable	-	231,666
Due to related party	-	16,610
Advance from related party	18,472	3,274
Repayment to related party	(16,602)	-
Proceeds from issuance of note payable	-	29,400
Net cash provided by financing activities	862,656	283,110

Effects on changes in foreign exchange rate	(12,373)	-

Net decrease in cash and cash equivalents	(246,752)	224,248
Cash and cash equivalents - beginning of period	572,775	3,590
Cash and cash equivalents - end of period	$326,023	$227,838

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous shareholder	$-	$16,856
Stock sub

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2017 contained in the Company’s Form 10-K filed on November 29, 2017.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary Trinity Reliant Ventures Limited. No intercompany balances or transactions exist during the period ended May 31, 2018.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended May 31, 2018, the Company has a net loss of $1,653,378. As at May 31, 2018, the Company had an accumulated deficit of $1,948,467 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2018, the president of the Company incurred $1,040 of expenses on behalf of the Company. The amount owing to the related party as of May 31, 2018 and August 31, 2017 is $1,902 and $862, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the nine months ended May 31, 2018, the former President, and current Senior Vice President, European Operations, who is a major shareholder paid rent expense on behalf of the Company, and paid for expenses on behalf of the company for a total of $17,432. The amount of $16,602 was repaid during the nine months ended May 31, 2018. The amount owing to the related party as of May 31, 2018 and August 31, 2017 is $798 and $0, respectively. The amounts are non-interest bearing, and have no terms of repayment.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. Effective January 26, 2018 the annual base salary is $125,000. As of May 31, 2018, $43,590 was paid in salary and $39,656 was paid reimbursement for payments made by him for his health benefits, retroactive to the beginning of his employment. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On September 20, 2017, the Company appointed 2 additional Directors. Each Director was granted a restricted stock award (the “RSA”) for 100,000 shares of the Company’s common stock, vesting annually over a four-year period, in each case subject to such director’s continued service to the Company. During the nine months ended May 31, 2018, the company recorded $42,751 of stock compensation expense for all five members of the Company’s Board of Directors.

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

During the nine months ended May 31, 2018, there were no issuances of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the company is sought.

During the nine months ended May 31, 2018, the Company issued as follows,

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

•	On January 2, 2018, the Company issued 120,000 shares of its common stock valued at $126,000 to NEOMED for services.

•	During the nine months ended May 31, 2018, the Company received cash of $850,786 that has been recorded for the issuance of 1,308,893 common shares at a price of $0.65 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted on January 26, 2018 and March 15, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series A Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of 5 years from the issue date.

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

As of May 31, 2018, there are 3,261,196 Series A Common Stock Purchase Warrants outstanding, with a weighted average life remaining of4,34 years, and average exercise price of $1,.20. The warrants have intrinsic value of $488,076 as of May 31, 2018.

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

On April 3, 2017, Mr. Peter O’Brien resigned his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the company and was appointed Senior Vice President of European Operations. On April 3, 2017, Mr. Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors. On that date, the Company entered into an employment contract with Mr. Gorgas, which commits the Company and Mr. Gorgas to specific rights and responsibilities, customary to industry standards. For example, upon fulfilling certain obligations, including raising capital in excess of $5,000,000. Mr. Gorgas will then be paid an annual salary of $250,000 and be eligible for additional compensation in the form of bonus, equity, and benefits, commensurate with industry standards. Per the terms of the employment agreement, that any investment in, or appointment to or continuing service on a board of directors or similar body of, any corporation or entity, must be approved in writing by the Company. The agreement includes non-competition terms. The employment agreement can only be terminated in accordance with the Term of Employment specified in the agreement.

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

On December 20, 2017, we entered into a license agreement with NEOMED (the “NEOMED Agreement”). The NEOMED Agreement, which has an effective date of January 2, 2018, provides our company with up to twelve months from the date of receipt by our company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with the Compound and an option for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. Pursuant to the terms of the NEOMED Agreement, within 30 days after the effective date of the NEOMED Agreement, NEOMED, without additional consideration and at its sole cost, delivered to our company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the NEOMED Agreement. We will have one year from the date of receipt by our company of the required materials to exercise the option. Upon exercise of the option, NEOMED will provide our company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights in all fields.

On January 18, 2018, we entered into a license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”) which became effective on that same date. The Stony Brook Agreement provides us with an exclusive license under certain licensed patents of the Foundation (the “Patent Rights”) to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) (as defined in the Stony Brook Agreement) and Other Product(s) (as defined in the Stony Brook Agreement) worldwide in all fields, including without limitation the field of human therapeutics. The Agreement has an effective date of January 18, 2018 (the “Effective Date”).

Pursuant to the Stony Brook Agreement, we will pay to the Foundation an upfront fee and annual License maintenance fees, beginning on the first anniversary of the Effective Date and annually thereafter on each anniversary of the Effective Date.

We will be required to pay a low-single digit royalty on net sales on any patent products (the “Royalties”). The Stony Brook Agreement provides for a reduction of the Royalties in certain cases.

Pursuant to the Stony Brook Agreement, we will also pay to the Foundation, beginning in the first calendar year of the first commercial sales, an annual minimum royalty fee (the “Annual Minimum Royalty”). The Annual Minimum Royalty will be credited against the total Royalties due for the calendar year in which the Annual Minimum Royalty.

We are an ethical biopharmaceutical company focused on licensing, developing and commercializing treatments intended to modulate the endocannabinoid system (the “ECS”). We plan to conduct research with our programs in accordance with traditional drug development standards and available to the general public via prescription or physician orders after obtaining marketing authorization from a regulatory authority, such as the U.S. Food and Drug Administration, or the FDA.

We have two wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, and Trinity Research & Development Limited, in England and Wales.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are an ethical biopharmaceutical company focused on licensing, developing and commercializing treatments intended to modulate the endocannabinoid system (the “ECS”). We plan to conduct research with our programs in accordance with traditional drug development standards and available to the general public via prescription or physician orders after obtaining marketing authorization from a regulatory authority, such as the U.S. Food and Drug Administration, or the FDA.

The ECS encompassing cannabinoid receptors, endogenous receptor ligands (endocannabinoids) and their associated transporter mechanisms, as well as enzymes responsible for the synthesis and degradation of endocannabinoids has emerged as a considerable target for pharmacotherapy approaches of numerous diseases.

Modulation of the ECS can be effected by using selective or non-selective agonists, partial agonists, inverse agonists, and antagonists of the cannabinoid receptors (CB1 and CB2). The actions of endogenous ligands can be enhanced or attenuated by targeting mechanisms that are associated with their transport within the cellular and extra cellular matrix (e.g. FABPs) as well as their synthesis (e.g. DAGL) and breakdown (e.g. FAAH). Allosteric modulation of cannabinoid receptors may also affect how the endogenous receptor ligands associate with the cannabinoid receptors. Small molecule chemical modulators of the ECS can either be derived from the cannabis plant (phytocannabinoids) or can be semi-synthetic derivatives of phytocannabinoids or endocannabinoids, or completely synthetic new chemical entities. Artelo has approaches within its current portfolio that address receptor binding and endocannabinoid transport modulation using both synthetic cannabinoids and new chemical entity approaches. Future approaches may involve targeting synthesis or breakdown enzymes.

The ECS is a widespread modulatory system that plays important roles in central nervous system (CNS) development, synaptic plasticity, and the response to endogenous and environmental insults. The CB1 receptor is distributed in brain areas associated with motor control, emotional responses, motivated behavior and energy homeostasis. In the periphery, CB1 is ubiquitously expressed in the adipose tissue, pancreas, liver, GI tract, skeletal muscles, heart and the reproductive system. The CB2 receptor is mainly expressed in the immune system regulating its functions, and is upregulated in response to tissue stress or damage in most cell types. The ECS is therefore involved in pathophysiological conditions in both the central and peripheral tissues. Cannabis, extracts from cannabis, and approved cannabinoid-based medicines are already used to treat numerous medical conditions. The ECS is further implicated in many disease states within the peer reviewed literature including conditions which involve the regulation of food intake, central nervous system, pain, cardiovascular, gastrointestinal, immune and inflammation, behavioral, antiproliferative and reproductive functions. These areas of ECS pathophysiology are aligned with Artelo’s focus therapeutic areas of pain, inflammation, cachexia, cardiovascular, and cancer.

Results of Operations

The following summary of our results of operations, for the nine months ended May 31, 2018 and 2017, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2017, as included in Form 10-K filed with the SEC on November 29, 2017.

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

The following table provides selected financial data about our company as of May 31, 2018 and August 31, 2017.

Balance Sheet Data

	May 31,	August 31,
	2018	2017

Cash	$326,023	$572,775
Total Assets	$400,983	$574,275
Total Liabilities	$492,328	$29,438
Stockholders’ Equity (Deficit)	$(91,345)	$544,837

We have not generated any revenues since inception through May 31, 2018. The decrease in total assets and cash was primarily due to an increase in operating expenses offset by proceeds from stock issuance.

The increase in total liabilities was due to an increase in accounts payable and accrued liabilities and an increase in due to related party.

For the Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017

	Three months ended
	May 31,
	2018	2017
Operating Expenses
General and administrative expense	$104,564	$19,299
Professional fees	236,375	76,426
Research and development	236,845	-
Depreciation	73	-
Total Operating Expenses	577,857	95,725
Loss from Operations	(577,857)	(95,725)
Interest expense	-	(907)
Net Loss	$(577,857)	$(96,632)

Our operating expenses, for the three months ended May 31, 2018 were $577,857 compared to $95,725 for the same period in 2017. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

For the Nine Months Ended May 31, 2018 Compared to the Nine Months Ended May, 2017

	Nine months ended
	May 31,
	2018	2017
Operating Expenses
General and administrative expense	$272,052	$23,415
Professional fees	463,719	93,822
Research and development	917,388	-
Depreciation	219	-
Total Operating Expenses	1,653,378	117,237
Loss from Operations	(1,653,378)	(117,237)
Interest Expense	-	(1,923)
Net Loss	$(1,653,378)	$(119,160)

Our operating expenses, for the nine months ended May 31, 2018 were $1,653,378 compared to $117,237 for the same period in 2017. The higher operating expenses during the nine months ended May 31, 2018 were primarily related to research and development expenses.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2018	2017
Current Assets	$400,345	$574,275
Current Liabilities	492,328	29,438
Working Capital	$(91,983)	$544,837

Cash Flows

	Nine Months Ended
	May 31,
	2018	2017
Cash Flows used in operating activities	$(1,096,148)	$(58,862)
Cash Flows used in investing activities	(887)	-
Cash Flows provided by financing activities	862,656	283,110
Effects on changes in foreign exchange rate	(12,373)	-
Net decrease in cash during period	$(246,752)	$224,248

Cash Flow from Operating Activities

During the nine months ended May 31, 2018, cash used in operating activities was $1,096,148 compared to cash used in operating activities of $58,862 during the period ended May 31, 2017. The cash used from operating activities was primarily attributed to net loss of $1,653,378 offset by stock based compensation of $168,751 and an increase in accounts payable and accrued liabilities of $461,052.

Cash Flow from Investing Activities

The company used $887 for a purchase of equipment during the nine months ended May 31, 2018. The company did not use any funds for investing activities in the nine months ended May 31, 2017.

Cash Flow from Financing Activities

During the nine months ended May 31, 2018, the company received $860,786 from the issuance of common shares, $18,472 as an advance from a related party, and repaid $16,602 to a related party. During the nine months ended May 31, 2017, the company received $3,274 as an advances and expenses paid from the current Senior Vice President, European Operations, $29,400 from the proceeds from the issuance of a note payable, $2,160 from the issuance of common shares, $231,666 from stock payable, $4,204 of expenses incurred by the president of the company, and $12,406 from the previous president of the company.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO (our principal executive officer, principal financial officer and principal accounting officer) have concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are a party to the NEOMED Agreement and the Stony Brook Agreement, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that any future license agreements will impose, various diligence, product payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2018, the Company received cash of $850,786 that has been recorded for the issuance of 1,308,893 common shares at a price of $0.65 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted on January 26, 2018, March 15, 2018 and March 23, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series A Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of 5 years from the issue date.

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

ARTELO BIOSCIENCES, INC.
(Registrant)

Dated: July 13, 2018	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

