Form 10-K
period 2018-08-31
ARTELO BIOSCIENCES, INC.
filed 2018-11-29
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2018, was $9,504,477 based on a $1.38 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
14,002,293 common shares as of November 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us,” “our,” and the “company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries Trinity Reliant Ventures Limited, an Ireland corporation and Trinity Research & Development Limited, an England and Wales corporation, unless otherwise indicated.

General Overview

Our company was initially incorporated as Knight Knox Development Corp. in the State of Nevada on May 2, 2011 with a plan to develop an online business using our domain www.offeritnow.com to generate revenues by (i) selling advertisement space to third party websites, (ii) charging a fee for listing items for sale on the Company’s website or (iii) selling items on the auction section of the website. On November 18, 2016, James Manley, who had served as President, Chief Executive Officer, Chief Financial Officer, Secretary and director resigned from our company. On that date Peter O’Brien acquired all 6,000,000 shares of common stock of the company that had previously been owned by James Manley and assumed the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and director of our company.

On November 16, 2016, we registered a wholly-owned subsidiary in Ireland, Trinity Reliant Ventures Limited, to oversee its European operations. To date, activities within the subsidiary have consisted of raising equity capital and performing limited research in the United Kingdom.

On January 19, 2017, a majority of our stockholders and our Board of Directors (the “Board”) approved a change of our company’s name to Reactive Medical, Inc. to pursue the licensing, development and commercialization of cannabinoid-based therapeutic treatments.

On April 3, 2017, Mr. O’Brien resigned from the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company and the Board appointed Gregory Gorgas to assume each of those positions. At that time, Mr. Gorgas also became a member of our Board. Mr. O’Brien retained his seat on the Board and was appointed Senior Vice President – European Operations. Mr. Gorgas purchased a total of 1,760,000 shares of our company’s common stock at a price of $0.001 per share, which shares are subject to a repurchase option by our company should Mr. Gorgas’ employment end prior to the fourth anniversary of the start date of his employment.

On April 14, 2017, with the approval of our Board and stockholders owning at least a majority of the outstanding shares of our company, we filed a Certificate of Change with the Secretary of State of Nevada to change our company’s name to Artelo Biosciences, Inc. The name change more accurately informs stockholders about the focus and nature of our company. The name “Artelo” was selected to portray our focus on improving and/or administering products distributed via arterial blood flow, and “Biosciences” to more accurately reflect our focus on drug development, including those derived from botanical sources.

On May 2, 2017, we entered into an Exclusive Patent License Agreement (as amended, the “Analog Agreement”) with Analog Biosciences, Inc. (“Analog”) whereby we obtained an exclusive license to a provisional patent application, and any patent issued thereunder, related to a combination product strategy to produce a synergy with cannabidiol (the “Invention”), which was previously licensed to Analog by a third party. Pursuant to the terms of the Analog Agreement, we have the exclusive right to use and sublicense the Invention, for which we pay Analog a percentage of any sales, any earned royalty and certain other payments. We have prioritized our research efforts with NEOMED’s proprietary therapeutic compound NEO1940 (the “Compound”) and the technology licensed from Stony Brook University and discontinued our development efforts related to the patents licensed from Analog.

Also on May 2, 2017, Peter O’Brien, the Senior Vice President – European Operations and majority stockholder entered into an agreement to sell 50% of the shares held by him to an investor for $3,000. In addition, our company increased the size of the Board from two members to four members and appointed Connie Matsui and Steven Kelly as members of our Board.

On June 2, 2017, we registered a wholly-owned subsidiary in England and Wales, Trinity Research & Development Limited.

On July 31, 2017, we closed a private placement offering of 1,952,302 Units (the “Series A Units”) of our equity securities at a price of $0.40 per Series A Unit for aggregate proceeds of $780,921. Each Series A Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series A Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.00 per share for a period of five (5) years from the issue date (the “Series A Common Stock Warrants”). The Series A Common Stock Warrants may be exercised on a cashless basis. The consummation of the transactions contemplated by the Subscription Agreement occurred on July 31, 2017. As part of the offering, our company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which requires our company to register for resale all of the shares of common stock sold as part of the offering, including those issuable upon exercise of the Series A Common Stock Warrants, within 180 days from the closing of the offering.

On July 31, 2017, Douglas Blayney, MD was appointed to the Board. On September 20, 2017, each of Georgia Erbez and R. Martin Emanuele, PhD was appointed to the Board.

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

On January 18, 2018, we entered into a license agreement with the Research Foundation (the “Foundation”) at Stony Brook University (the “Stony Brook Agreement”) which became effective on that same date. The Stony Brook Agreement provides us with an exclusive license under certain licensed patents of the Foundation (the "Patent Rights") to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) (as defined in the Stony Brook Agreement) and Other Product(s) (as defined in the Stony Brook Agreement) worldwide in all fields, including without limitation the field of human therapeutics. The Agreement has an effective date of January 18, 2018 (the "Effective Date").

Pursuant to the Stony Brook Agreement, our company will pay to the Foundation an upfront fee and annual License maintenance fees, beginning on the first anniversary of the Effective Date and annually thereafter on each anniversary of the Effective Date.

Our company will be required to pay a low-single digit royalty on net sales on any patent products (the "Royalties"). The Stony Brook Agreement provides for a reduction of the Royalties in certain cases.

Pursuant to the Stony Brook Agreement, we will also pay to the Foundation, beginning in the first calendar year of the first commercial sales, an annual minimum royalty fee (the "Annual Minimum Royalty"). The Annual Minimum Royalty will be credited against the total Royalties due for the calendar year in which the Annual Minimum Royalty.

Our company will also be required to make payments for the following milestones:

Milestone	Milestone Payment ($US)
Lead candidate selection (milestone one of the Commercialization business plan) or second anniversary of Effective Date of Agreement, whichever comes first	$25,000.00
Initiation of a Phase II Clinical Trial for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$150,000.00
Initiation of a Phase III Clinical Trial for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$250,000.00
Upon First Commercial Sale based upon U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) regulatory approval for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,500,000.00
Receiving FDA or EMA approval for the second and each subsequent Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,000,000.00
First time annual Net Sales greater than $100,000,000.00	$1,000,000.00
First time annual Net Sales greater than $500,000,000.00	$5,000,000.00

The term of the Stony Brook Agreement will commence on the Effective Date and will continue until the Stony Brook Agreement is terminated according to the terms of the Stony Brook Agreement.

On March 23, 2018, we closed a private placement offering of 1,308,893 Series B Units (the “Series B Units”) of our equity securities at a price of $0.65 per Series B Unit for aggregate proceeds of $850,780. Each Series B Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series B Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of five (5) years from the issue date (the “Series B Common Stock Warrants”). The Series B Common Stock Warrants may be exercised on a cashless basis. The consummation of the transactions contemplated by the Subscription Agreement occurred on March 23, 2018.

During the year ended August 31, 2018, the Company received cash of $525,828 that has been recorded for the issuance of 701,098 common shares at a price of $0.75 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted up to August 31, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series C Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.75 per share for a period of 5 years from the issue date. The consummation of the transactions contemplated by the Subscription Agreement occurred on September 12, 2018.

Current Business

We are an ethical biopharmaceutical company focused on licensing, developing and commercializing treatments intended to modulate the endocannabinoid system (the “ECS”). We plan to conduct research with our programs in accordance with traditional drug development standards and available to the general public via prescription or physician orders after obtaining marketing authorization from a regulatory authority, such as the FDA.

The ECS is composed of cannabinoid receptors, endogenous receptor ligands (endocannabinoids) and their associated transporter mechanisms, as well as enzymes responsible for the synthesis and degradation of endocannabinoids has emerged as a considerable target for pharmacotherapy approaches of numerous diseases.

Modulation of the ECS can be effected by using selective or non-selective agonists, partial agonists, inverse agonists, and antagonists of the cannabinoid receptors (e.g. CB1 and CB2). The actions of endogenous ligands can be enhanced or attenuated by targeting mechanisms that are associated with their transport within the cellular and extra cellular matrix (e.g. FABPs) as well as their synthesis (e.g. DAGL) and breakdown (e.g. FAAH). Allosteric modulation of cannabinoid receptors may also affect how the endogenous receptor ligands associate with the cannabinoid receptors. Small molecule chemical modulators of the ECS can either be derived from the cannabis plant (phytocannabinoids) or can be semi-synthetic derivatives of phytocannabinoids or endocannabinoids, or completely synthetic new chemical entities. Artelo has approaches within its current portfolio that address receptor binding and endocannabinoid transport modulation using both synthetic cannabinoids and new chemical entity approaches. Future approaches may involve targeting synthesis or breakdown enzymes.

The ECS is a widespread modulatory system that plays important roles in central nervous system (“CNS”) development, synaptic plasticity, and the response to endogenous and environmental insults. The CB1 receptor is distributed in brain areas associated with motor control, emotional responses, motivated behavior and energy homeostasis. In the periphery, CB1 is ubiquitously expressed in the adipose tissue, pancreas, liver, gastrointestinal tract, skeletal muscles, heart and the reproductive system. The CB2 receptor is mainly expressed in the immune system regulating its functions, and is upregulated in response to tissue stress or damage in most cell types. The ECS is therefore involved in pathophysiological conditions in both the central and peripheral tissues. Cannabis, extracts from cannabis, and approved cannabinoid-based medicines are already used to treat numerous medical conditions. The ECS is further implicated in many disease states within the peer reviewed literature including conditions which involve the regulation of food intake, central nervous system, pain, cardiovascular, gastrointestinal, immune and inflammation, behavioral, antiproliferative and reproductive functions. These areas of ECS pathophysiology are aligned with Artelo’s focus therapeutic areas of pain, inflammation, cachexia, cardiovascular, and cancer.

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential of cannabinoid therapeutics and other modulators of the ECS for their patients. We intend to pursue technologies and compounds that offer promising therapeutic approach to cannabinoid-based therapies, as well as compounds that promote the effectiveness of the ECS. Currently we are evaluating and pursuing several technologies and compounds in each of the following areas: naturally-occurring cannabinoids (e.g. cannabidiol), synthetic cannabinoids, and endocannabinoid modulators.

Technology

We intend to create, acquire, and develop a full spectrum of therapeutics, each of which has the potential to modulate the ECS for human health. The principal scientific platforms of our strategy are as follows:

•	Synthetics and mimetics

We plan to acquire rights to intellectual property for research and clinical stage assets developed within the pharmaceutical industry and leading research institutions which utilize synthetically developed mimetics or alternatives to plant-based cannabinoids. Our efforts to secure rights to synthetic cannabinoids and proprietary compounds led us to the NEOMED Agreement with NEOMED for the Compound and the discovery of our novel solid state form of cannabidiol.

•	New Chemical Entities

We expect to license intellectual property rights for research stage platforms and new chemical entities developed within leading academic institutions under which we may develop programs that modulate the ECS. These programs may involve the use of compounds which are neither plant based nor synthetically-derived cannabinoids, but are instead compounds that have been shown to have promising potential for modulating the ECS. Our licensing initiatives for this strategy led us to enter into the Stony Brook FABP5 inhibitor program.

Our management, board and scientific advisors have experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. As we build our pipeline and advance our research and clinical development programs, we will evaluate partnerships with large pharmaceutical and biopharmaceutical companies where applicable. Based upon our management’s current experience and the future talent we may attract, we plan to retain rights to develop and commercialize products on our own. However, we will seek collaborations with biopharmaceutical partners should that strategy serve to maximize the value for our stockholders.

Our current pipeline encompasses multiple mechanisms for endocannabinoid system modulation. The specific programs that are currently in development are set forth below:

Two of our development programs were licensed from established and respected organizations that have already conducted pre-clinical research and, in some cases, clinical research. Our science and regulatory teams are leveraging this research to speed development and commercialization timelines across our growing portfolio.

ART12.11 – Artelo’s novel cannabidiol composition is targeted for development in Inflammatory Bowel Disease (IBD), stroke and rare/orphan diseases. The rare/orphan disease strategy may be influenced by near-term FDA actions with other company’s programs containing cannabidiol, however, Artelo has the intent to prioritize pain conditions associated with inflammation and neurologic conditions such as epilepsy.

ART26.12 – Our endocannabinoid transport protein (FABP5) inhibitor is intended for treatment of breast cancer, prostate cancer, and neuropathic and nociceptive pain. Our near-term goal is to identify a lead development compound and assess its activity in models of cancer and pain. Once one or more lead compound(s) are selected, the company intends to initiate IND-enabling studies.

ART27.13 – ART27.13 is the Artelo name for the compound formerly known as NEO1940 and AZD1940. As disclosed in Company’s Press Release on January 30, 2018, Artelo expects to identify one or more cancer types with anti-tumor activity and determine which indication the Company will pursue. Artelo also intends to develop a formulation suitable for treatment of anorexia/weight loss associated with cancer. ART27.13 (NEO1940) has been in 205 subjects in prior clinical studies and is clinic-ready for anorexia and our primary intent is to develop the compound as a cancer supportive care therapeutic. In addition, the Company intends to aggressively assess its potential as a cancer therapeutic. If a tumor-type of interest is identified, we plan to discuss with regulatory authorities the specific steps required to initiate anti-tumor clinical studies.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and an emphasis on proprietary products. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

We plan to compete in the segments of the pharmaceutical, biotechnological and other related markets with therapeutics that demonstrate clinical utility, have an acceptable safety profile and target commercially attractive indications characterized by previously unmet medical need.

Our potential competitors, which include large pharmaceutical and biopharmaceutical companies, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain approval from the FDA or other regulatory agencies for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

We are a party to the NEOMED Agreement with NEOMED, the Stony Brook Agreement with Stony Brook University and the Analog Agreement with Analog, although we have discontinued our work with Analog and, going forward, we intend to license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of products that modulate the ECS.

On December 20, 2017, we entered into a Material and Data Transfer, Option and License Agreement (the “License Agreement”) with NEOMED Institute, a Canadian not-for-profit corporation (“NEOMED”), that provides the Company with up to twelve months from the date of receipt by the Company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with NEOMED’s Compound and an option (the “Option”) for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. The License Agreement has an effective date of January 2, 2018 (the “Effective Date”). In clinical development studies with NEOMED’s prior sponsor, NEO1940 was dosed in over 200 subjects. From 2007 to 2008, NEO1940 was evaluated in five phase I clinical trials under its original sponsor; AstraZeneca. NEO1940 was administered orally in 205 patients and its safety, tolerability, pharmacokinetics and pharmacodynamics were investigated. Four of these studies were single dose or Single Ascending Dose (“SAD”) studies. An initial SAD was conducted in Caucasian population. The program was completed with another study performed in a Japanese population. The two other single dose studies aimed at measuring a pharmacodynamics effect (Proof-of-Principle or POP studies) on analgesia using the capsaicin test in one case of the third molar extraction model in the other case. The last phase I study was a Multiple Ascending Dose (“MAD”) study, where patients with chronic lower back pain received NEO1940 for a scheduled period of twelve days. Further details of the studies are found in Table 1.

Table 1 – Clinical studies performed with NEO1940

Year	Full Title	Schedule	Primary Endpoint	Secondary Endpoints
2007

Phase I, First Time in Man, Single-Centre, Randomised, Double-Blind (within panels), Placebo-Controlled Study to Investigate Safety, Tolerability and Pharmacokinetics of NEO1940 after Administration of Oral Single Ascending Doses in Healthy Volunteers

		Single dose	safety and tolerability	CNS effects; PK profile,
2007-2008

A Phase I, Single-Centre, Randomised, Double-Blind (within panels), Placebo-Controlled Study to Investigate Safety, Tolerability and Pharmacokinetics of NEO1940 after Administration of Oral Single Ascending Doses in Japanese Healthy Male Volunteers

		Single dose	safety and tolerability	CNS effects; PK profile,
2007-2008

A Phase I, Single-centre, Randomised, Double-blind, Placebo-controlled Crossover Study in Healthy Volunteers to Evaluate Effects of a Single Oral Dose of NEO1940 on Intradermal and Topical Capsaicin-evoked Pain Symptoms[1]

		Single dose	effects on intradermal capsaicin injection-evoked pain response by assessment of pain intensity (continuous VAS rating) and to evaluate the effect on heat pain threshold in skin exposed to topical	Other pain parameters; safety and tolerability; CNS effects; PK profile, PK/PD effects
2008	A Randomised, Double Blind, Placebo-Controlled Study to Investigate the Analgesic Efficacy of a Single Dose of NEO1940, in Patients Undergoing Impacted Mandibular Third Molar Extraction[2]	Single dose	To investigate the analgesic effect compared to placebo in dental surgery patients following impacted mandibular third molar extraction.	safety and tolerability; CNS effects; PK profile, PK/PD effects
2008

A Phase I, Multi-Centre, Randomised, Double-blind, Placebo-controlled Study to Investigate the Safety, Tolerability and Pharmacokinetics of NEO1940, Including an Interaction Study, After Administration of Oral Multiple Ascending Doses in Adult Subjects with Chronic Low Back Pain[3]

		Multiple dose	safety and tolerability	CNS effects; PK profile, CYP450 induction

_________

(1)	Kalliomäki J, et al. Clin Exp Pharmacol Physiol. 2013 Mar;40(3):212-8.
(2)	http://clinicaltrials.gov/ct2/show/NCT00659490?term=AZD1940&rank=2
(3)	http://clinicaltrials.gov/ct2/show/NCT00689780?term=AZD1940&rank=1

NEO1940 demonstrated, in general, an acceptable safety and tolerability profile in the safety endpoints. The profile of the observed safety effects was generally typical of cannabinoids and the majority of the adverse events (the “AEs”) were of mild or moderate intensity. A maximum tolerated dose was defined by the frequency and severity of adverse events. A dose dependent increase in body weight was observed in the MAD study. In three out of the five phase I studies, analgesia in acute pain models was also measured as an end-point; no convincing analgesic efficacy has been seen in any of these studies.

NEOMED, without additional consideration and at NEOMED’s sole cost, has agreed to deliver to our company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the License Agreement.

We will evaluate the Compound and then decide whether to exercise the Option. Upon exercise of the Option, NEOMED will provide our company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights in all fields.

On January 18, 2018, we entered into the Stony Brook Agreement for an early stage research program to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) (as defined in the Stony Brook Agreement) and Other Product(s) (as defined in the Stony Brook Agreement) worldwide in all fields, including human therapeutics. Our company expects to sponsor ongoing research with the research team at Stony Brook University to identify a lead molecule and commence an IND-enabling research program thereafter.

Research & Development

In view of the urgent need for new and more effective drugs, Artelo intends to combine innovative science and accelerated clinical development to create and develop novel therapies using cannabinoid-based medications and similar compounds which modulate the ECS. Our current research and development efforts have been limited to investigative work surrounding cannabinoids, including creating and developing novel formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. As of August 31, 2018, we have entered into contractual commitments to invest funds on direct research and development related activities. Our principal research efforts to date have been with the University of Nottingham, UK and various CRO’s in the US and UK. We intend to conduct cancer related research with NEOMED according to the agreed-upon research plan, as described further in the NEOMED Agreement.

Government Regulation

Government authorities in the United States, at the federal, state and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the implementing regulations promulgated thereunder. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's Good Laboratory Practice regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”), to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a New Drug Application (“NDA”), requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, requirements and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy and the potential requirement to conduct post-approval studies.

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. For other countries, outside of the European Union, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary.

In the European Union, marketing authorizations for medicinal products may be obtained through different procedures founded on the same basic regulatory process. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. On the other hand, a decentralized procedure provides for approval by one or more other concerned EU member states of an assessment of an application for marketing authorization conducted by one EU member state, known as the reference EU member state. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU member state. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU member states.

Employees

We currently have two full-time employees, Mr. Gregory Gorgas, President and CEO, and Mr. Peter O’Brien, Senior Vice President - European Operations. We engage consultants who provide services on a part-time basis. These employees and consultants conduct or oversee all day-to-day operations of our company including technical development, research, and administration. We have no unionized employees. We currently have no retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employees to be satisfactory.

Legal Proceedings

Our industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as product liability. As a result, in the future, we may be involved in various legal proceedings from time to time. We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation that, if determined adversely against us, would have a material effect on our business, financial condition or results of operations.

Our Scientific Advisory Board

We have a scientific advisory board (the “Advisory Board”) that includes industry experts in cannabinoids, drug discovery and medicine. The composition of the Advisory Board will change over time to meet the research and development demands of the Company drug candidate pipeline. The current Advisory Board consists of the below international experts in their fields:

•

Dr. Saoirse Elizabeth O’Sullivan received her doctorate from Trinity College Dublin in 2001 and moved to the University of Nottingham in 2002 as a research fellow where she began researching cannabinoid pharmacology. She was made Lecturer in 2007 and Associate Professor in 2011. She has over 26 original research articles, 6 reviews and 3 books chapters on the topic of cannabinoid pharmacology, with specific interests on the cardiovascular and gastrointestinal effects of cannabinoids and therapeutic potential of cannabis-based medicines. Her research methodologies span from cellular and animal models to human healthy volunteer studies and early phase clinical trials. In 2016 she was named the International Cannabinoid Research Society Young Investigator of the year.

•

Dr. Andy Yates has more than 15 years experience in the pharmaceutical industry including 10 years as an executive at AstraZeneca. He held key roles within the medical affairs, commercial, business development and strategy functions for AstraZeneca’s in-line and development portfolio. Dr Yates has been extensively involved in the life-cycle management of key multi-billion dollar products leading to the funding and initiation of significant development programmes. Whilst in business development he led evaluations and transactions that resulted in multiple collaborative agreements with academia, biotechnology and peer pharma. Dr. Yates is a UK registered pharmacist who received his PhD in Cannabinoid medicinal chemistry from the University of Nottingham.

•

Dr. Steven Laviolette is a Professor in the Schulich School of Medicine, at the University of Western Ontario, Canada. His research focuses on the neurobiological and molecular mechanisms underlying various neuropsychiatric disorders and how cannabinoids, such as THC and cannabidiol, can differentially control brain pathways. Dr. Laviolette has been the recipient of numerous national and international research awards and currently serves on several Review Panels for the Canadian Institutes for Health Research. He is a member of the Canadian Institute for Military and Veteran’s Health Research and is the former Chair of the Review Committee for the Ontario Mental Health Foundation.

Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

Item 2. Properties

Our principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037. Additionally, we have an office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our European subsidiaries: Trinity Reliant Ventures, Ltd (Ireland) and Trinity Research & Development, Ltd. (UK). We do not currently own any properties, laboratories, or manufacturing. The Company is not contractually obligated in the leases, as of August 31, 2018, other than their month to month payments.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceedings or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

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

OTC Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

All OTC Pink Sheets quotations reproduced herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth, for each quarter during the period commencing for the period ended November 30 2017 through August 31, 2018, the reported high and low bid prices of our common stock on the OTC. The first trade of our stock occurred on November 14, 2017.

Quarter Ended	High	Low

August 31, 2018	$1.35	$0.90
May 31, 2018	$1.50	$0.89
February 28, 2018	$2.70	$1.00
November 30, 2017	$1.00	$0.10

Our shares are issued in registered form. Globex Transfer, LLC, at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 (Telephone: (813) 344-4490; Facsimile: (386) 267-3124) is the registrar and transfer agent for our common shares.

On November 7, 2018, the stockholders’ list showed approximately 87 registered stockholders with 14,002,293 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 200,000,000 shares of common stock, at $0.001 par value, and 50,000,000 shares of preferred stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On August 17, 2018, the Board of Directors of the Company approved the Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the Company to issue up to 3,000,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or nonstatutory stock options that are not intended to qualify as “incentive stock options”. Incentive stock options may be granted only to employees. The 2018 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2018 Plan will expire on August 17, 2028.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have an accumulated deficit of $2,638,580 and net loss of $2,343,491 through the twelve months ended August 31, 2018, which were comprised of professional fees of $585,069, general and administrative costs of $508,278, research and development costs of $1,249,854, and depreciation costs of $290.

The following table provides selected financial data about our company for the year ended August 31, 2018 and 2017.

Working Capital (Deficit)

	August 31, 2018	August 31, 2017
Current Assets	$396,435	$574,275
Current Liabilities	$(531,972)	$(29,438)
Working Capital (Deficit)	$(135,537)	$544,837

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended August 31, 2018	Year Ended August 31, 2017
Total Comprehensive Loss	$2,356,428	$234,232
Operating revenue	$-	$-
Net loss	$(2,343,491)	$(234,889)
Net loss per common share: Basic and Diluted	$(0.23)	$(0.03)
Weighted average number of common shares outstanding: Basic and diluted	12,482,174	8,732,406
Cash dividends declared per common share	$-	$-
Property and equipment, net	$563	$-
Long-term debt	$-	$-
Stockholder's equity (deficit)	$(134,974)	$544,837

Revenue

We have generated no revenues since May 2, 2011 (inception).

Expenses

We have a net loss of $2,343,491 during the year ended August 31, 2018 and a net loss of $234,889 during the year ended August 31, 2017.

Operating expenses for the year ended August 31, 2018 increased to $2,343,491 from $234,889 for the year ended August 31, 2017. Operating expenses were comprised of professional fees of $585,069, general and administrative costs of $508,278, research and development costs of $1,193,572 depreciation costs of $290, compared to professional fees of $121,924, and general and administrative costs of $110,865 in 2017. Other Comprehensive loss was $12,937, and a gain of $657 for the years ended August 31, 2018, and 2017, respectively.

Liquidity and Financial Condition

Currently we do not have sufficient funds to fund our business development over the next 12 months.

Cash Flows

	Year Ended August 31, 2018	Year Ended August 31, 2017
Cash used in operating activities	$(1,610,020)	$(216,821)
Cash used in investing activities	$(845)	$-
Cash provided by financing activities	$1,388,451	$785,349
Cash and cash equivalents on hand	$337,424	$572,775

Cash Flow from Operating Activities

During the year ended August 31, 2018, our company used $1,610,020 in cash from operating activities compared to the use of $216,821 of cash for operating activities during the period ended August 31, 2017. The increase in cash used for operating activities was primarily attributed to costs incurred to start up operations of our changed business plan to license, develop and commercialize novel cannabinoid therapeutic treatments corresponding to the increase in accounts payable and accrued liabilities.

Cash Flow from Investing Activities

During the year ended August 31, 2018, $845 was utilized for the purchase of equipment. During the year ended August 31, 2017, there were no cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended August 31, 2018, our company received $1,386,613 from the issuance of common shares, $19,894 from advances from related parties, and repaid $18,056 to related parties.

In the year ended August 31, 2017 our company received $772,681 from the issuance of common stock, $24,585 advance from related parties, repaid $11,317 to related parties, $29,400 in proceeds from the issuance of note payable, and $30,000 repayment of note payable.

We had no material commitments for capital expenditures as at August 31, 2018 and 2017.

We have a material commitment related to research and development contracts as at August 31, 2018 that is reasonably likely to materially decrease our current liquidity.

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

Critical Accounting Policies

We prepare our financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated no revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Item 8. Financial Statements and Supplementary Data

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

November 29, 2018

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$337,424	$572,775
Prepaid expenses and deposits	36,884	1,500
Other receivable	22,127	-
Total Current Assets	396,435	574,275
Equipment, net of accumulated depreciation of $282 and $nil, respectively	563	-
TOTAL ASSETS	396,998	574,275

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$529,272	$28,576
Due to related party	2,700	862
Total Current Liabilities	531,972	29,438

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $0.001, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding as of August 31, 2018 and 2017, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized,
14,002,293 and 11,327,302 shares issued and outstanding as of August 31, 2018 and 2017, respectively	14,002	11,327
Additional paid-in capital	2,501,884	827,942
Accumulated deficit	(2,638,580)	(295,089)
Accumulated other comprehensive gain (loss)	(12,280)	657
Total Stockholders' Equity (Deficit)	(134,974)	544,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$396,998	$574,275

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year ended
	August 31,
	2018	2017

OPERATING EXPENSES
General and administrative	$508,278	$110,865
Professional fees	585,069	121,924
Research and development	1,249,854	-
Depreciation	290	-
Total Operating Expenses	2,343,491	232,789

Loss from Operations	(2,343,491)	(232,789)

OTHER OPERATING EXPENSE
Interest expense	-	(2,100)
Total other expense	-	(2,100)

Provision for income taxes	-	-

NET LOSS	(2,343,491)	$(234,889)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(12,937)	657
Total Other Comprehensive Income Loss	(12,937)	657

TOTAL COMPREHENSIVE LOSS	$(2,356,428)	$(234,232)

Basic and Diluted Loss per Common Share	$(0.23)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	10,220,218	8,732,406

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated
			paid-in	Other
	Common stock		capital	Comprehensive	Accumulated
	Shares	Amount	(deficiency)	Income	Deficit	Total

Balance, August 31, 2016	7,640,000	$7,640	$38,760	$-	$(60,200)	$(13,800)
Loan forgiven by previous stockholder	-	-	16,856	-	-	16,856
Common shares issued for cash	2,160,000	2,160	-	-	-	2,160
Common shares returned	(400,000)	(400)	-	-	-	(400)
Common shares subscribed and considered issued	1,927,302	1,927	768,994			770,921
Common shares issued for services	-	-	3,332			3,332
Net loss for the period	-	-	-	-	(234,889)	(234,889)
Other comprehensive gain	-	-	-	657	-	657
Balance, August 31, 2017	11,327,302	$11,327	$827,942	$657	$(295,089)	$544,837
Loan forgiven by previous stockholder	-	-	-	-	-	-
Common shares issued for cash	2,034,991	2,035	1,384,578	-	-	1,386,613
Stock option granted for services	-	-	107,169	-	-	107,169
Common shares issued for services - officers	520,000	520	56,315	-	-	56,835
Common shares issued for services	120,000	120	125,880	-	-	126,000
Net loss for the period	-	-	-	-	(2,343,491)	(2,343,491)
Other comprehensive gain	-	-	-	(12,937)	-	(12,937)
Balance, August 31, 2018	14,002,293	$14,002	$2,501,884	$(12,280)	$(2,638,580)	$(134,974)

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended
	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,343,491)	$(234,889)
Amortization of debt discount	-	600
Stock based compensation	290,004	3,332
Depreciation	282	-
Changes in operating assets and liabilities:
Prepaid expenses	(35,384)	(1,500)
Other receivable	(22,127)	-
Accounts payable and accrued liabilities	500,696	15,636
Net cash used in operating activities	(1,610,020)	(216,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(845)	-
Net cash used in investing activities	(845)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	1,386,613	772,681
Advance from related party	19,894	24,585
Repayment to related party	(18,056)	(11,317)
Proceeds from issuance of note payable	-	29,400
Repayment of note payable	-	(30,000)
Net cash provided by financing activities	1,388,451	785,349

Effects on changes in foreign exchange rate	(12,937)	657

Net decrease in cash and cash equivalents	(235,351)	568,528
Cash and cash equivalents - beginning of period	572,775	3,590
Cash and cash equivalents - end of period	$337,424	$572,118

Supplemental Cash Flow
Cash paid for interest	$-	$1,500
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Loan forgiven by previous stockholder	$-	$16,856

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Notes to the Financial Statements

For the years ended August 31, 2018 and 2017

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

In May 2017, the Company registered wholly-owned subsidiaries in England and Wales, Trinity Reliant Ventures Limited, and Trinity Research & Development Limited. Operations in the subsidiary have been consolidated in the financial statements.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, and Trinity Research & Development Limited.

Property, plant and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Furniture and Fixtures	3 Years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended August 31, 2018, no impairment losses have been identified.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $337,424 and $572,775 in cash and cash equivalents as at August 31, 2018 and 2017, respectively.

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

The Company has recently adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-Based Payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

There were $290,004 and $3,332 share-based expenses for the year ending August 31, 2018 and 2017, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at August 31, 2018 and 2017.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For the years ended August 31, 2018 and 2017, potentially dilutive instruments are as follows:

	August 31, 2018	August 31, 2017
Warrants	3,962,293	1,927,302
Options	400,000	-
Total	4,362,293	1,927,302

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”).ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. We have early adopted this standard. Certain cash subscription agreements entered into by the Company contain embedded derivative features, which in accordance with the new guidance, do not give rise to an associated derivative liability.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. Under this ASU, the accounting for awards issued to nonemployees will be similar to the accounting for employee awards. This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. The Company has adopted this standard as of August 31, 2018.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning December 15, 2017. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those for ASU 2014-09. The Company adopted the new guidance, Accounting Standards Codification ASC - 606, Revenue from Contracts with Customers as of August 31, 2018.

The Company has considered all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any revenue to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended August 31, 2018, the Company has a net loss of $2,343,491. As at August 31, 2018, the Company had an accumulated deficit of $2,638,580 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

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

During the year ended August 31, 2018, the President of the Company incurred $1,340 of expenses on behalf of the Company. The amount owing to the related party as of August 31, 2018 and August 31, 2017 is $2,202 and $862, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the year ended August 31, 2018 the former President, and current Senior Vice President, European Operations, who is a major stockholder paid rent expense on behalf of the Company, and paid for expenses on behalf of the company for a total of $18,554. The amount of $18,056 was repaid during the year ended August 31, 2018. The amount owing to the related party as of August 31, 2018 and August 31, 2017 is $498 and $0, respectively. The amounts are non-interest bearing, and have no terms of repayment.

On November 18, 2016, the former President of the Company transferred all of the 6,000,000 shares that he held to the Company’s current Senior Vice President, European Operations.

During the year ended August 31, 2017, the Company received $150,000 from two related parties from shares issuance under subscription agreement. The amounts have been recorded as stock common stock issued, and was settled with shares of the Company subsequent to year-end. The amounts of $150,000 with related parties is for the issuance of 375,000 common shares, purchase price of $0.40 and 375,000 warrants with an exercise price of $1.00 per share, and five years expiry date.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of August 31, 2018 no salary is owed. During the year ended August 31, 2018, $74,840 was paid as salary to Mr. Gorgas.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On May 2, 2017, the Company appointed two additional Directors. Each Director was granted a restricted stock award (the “RSA”) for 120,000, and 100,000 shares, respectively, of the Company’s common stock, vesting annually over a four-year period, in each case subject to such director’s continued service to the Company.

On July 31, 2017, the Company appointed one additional Director. The Director was granted a restricted stock award (the “RSA”) for 100,000 shares of the Company’s common stock, vesting annually over a four-year period, in each case subject to the director’s continued service to the Company.

On September 20, 2017, the Company appointed two additional Directors. Each Director was granted a restricted stock award (the “RSA”) for 100,000 shares of the Company’s common stock, vesting annually over a four-year period, in each case subject to such director’s continued service to the Company.

On January 26, 2018, the Company received $65,000 from two related parties from shares issuance under subscription agreement. The amounts have been recorded as stock common stock issued, and was be settled with shares of the Company subsequent to quarter end. The amounts of $65,000 with related parties is for the issuance of 99,999 common shares, purchase price of $0.65 and 99,999 warrants with an exercise price of $1.50 per share, and five years expiry date. (See note 5).

During the year ended August 31, 2018, the company recorded $56,835 of stock compensation expense for all five members of the Company’s Board of Directors.

NOTE 5 - EQUITY

Authorized Stock

On January 19, 2017, a majority of stockholders of the Company and the board of directors approved a change of name of the Company from Knight Knox Development Corp. to Reactive Medical Inc. and an increase to the authorized capital from 75,000,000 shares of common stock, par value $0.001 to 150,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

Preferred shares

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001.

During the year ended August 31, 2018 and 2017, there were no issuance of preferred stock.

Common Shares

The Company has authorized 150,000,000 common stock with a par value of $0.001 per share. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended August 31, 2017, the Company received $770,921 that has been recorded as stock issued in relation to a subscription agreement on June 30, 2017, for the issuance of 1,927,302 common stock. The shares of common stock were not issued as of August 31, 2017, however, the individuals that contributed cash to the Company had shareholder rights on the shares associated with the subscription agreement, and therefore the common stock was considered to be issued as of August 31, 2017.

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

During the year ended August 31, 2017, the Company issued 1,760,000 shares of common stock, par value $0.001 for proceeds of $1,760. The Company cancelled 400,000 shares of common stock and refunded $400.

The Company has issued 520,000 Restricted Shares Award (the “RSAs”) to five of the Company’s Directors, vesting annually over a four-year period, in each case subject to the director’s continued service to the Company. Refer to Note 4 for further discussion related to the RSAs.

During the year ended August 31, 2018, the Company issued as follows,

•	On January 2, 2018, the Company issued 120,000 shares of its common stock valued at $126,000 to NEOMED for services.

The Company received $10,000 that has been recorded as stock issued in relation to a subscription agreement on June 30, 2017, for the issuance of 25,000 shares of common stock.

•

During the year ended August 31, 2018, the Company received cash of $850,785 that has been recorded for the issuance of 1,308,893 shares of common stock at a price of $0.65 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted on January 26, 2018 and March 15, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series A Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.50 per share for a period of 5 years from the issue date.

During the year ended August 31, 2018, the Company received cash of $525,828 that has been recorded for the issuance of 701,098 shares of common stock at a price of $0.75 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted up to August 31, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series C Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.75 per share for a period of 5 years from the issue date.

Per the terms of the subscription agreement, following the closing date until the earlier of (i) the date that the registration is declared effective by the SEC, or (ii) the date the shares become freely tradable, if the Company issues any common stock or common stock equivalent entitling the holder to acquire common stock at a price below $0.40, the Company will be required to issue the subscribers that number of additional unites equal to the difference between the units issued at closing, and the number units the Company would have issued to the subscriber had the offering been completed at this discounted price. In accordance with ASU 2017-11, these cash subscription agreements entered into by the Company contain embedded derivative features, which in accordance with the new guidance, do not give rise to an associated derivative liability.

Warrants

In relation to the common stock related to subscription agreements mentioned above, each individual investor received warrants with the purchase of the stock. For each share purchased, the investor will receive one Series A or Series B Common Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription with ranges of prices from $1.00 per share to $1.75 per share.

As of August 31, 2018, there are 3,962,293 Common Stock Purchase Warrants outstanding and exercisable, with a weighted average life remaining of 4.23 years, and weighted average exercise price of $1.30. The intrinsic value of the warrants as of August 31, 2018 is $585,691.

2018 Equity Incentive Plan

On August 17, 2018, the Board of Directors of the Company approved the Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the Company to issue up to 3,000,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or nonstatutory stock options that are not intended to qualify as “incentive stock options”. Incentive stock options may be granted only to employees. The 2018 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2018 Plan will expire on August 17, 2028.

On August 17, 2018, the Company granted options to directors and consultants to purchase an aggregate of 400,000 shares of our common stock at a price of $1.35 per share with a various vesting schedule. The options expire August 17, 2028, unless such director and consultants ceases his or her service as a director or consultant prior the exercise or expiration of the option.

The Company utilizes the Black-Scholes model to value the stock options. The Company utilized the following assumptions:

•	Expected term: 10 years
•	Expected volatility: 170%
•	Risk free interest rate: 2.87%
•	Expected dividend yield: 0%

Name	Number of Shares	Exercise Price	Vesting Commencement Date	Expiration Date	Vesting Schedule
Saoirse O’Sullivan	100,000	$1.35	August 17, 2018	August 17, 2028	(1)
R. Martin Emanuele, Ph.D.	100,000	$1.35	August 17, 2018	August 17, 2028	(1)
Andy Yates, Ph.D.	100,000	$1.35	August 17, 2018	August 17, 2028	(1)
Steven D. Reich, M.D.	100,000	$1.35	April 1, 2018	August 17, 2028	(2)
Total option grants:	400,000

_________

(1)	Twenty-five percent (25%) of the Shares subject to the Option shall vest on the Vesting Commencement Date, and one forty-eighth (1/48th) of the Shares subject to the Option shall vest each month thereafter on the same day of the month as the Vesting Commencement Date.
(2)	The number of Shares that will vest upon the first day following the end of such Vesting Period (a “Vesting Date”) will equal (i) the lesser of (a) the number of hours that the Company’s Chief Executive Officer certifies Participant provided the Services during such Vesting Period or (b) 30, multiplied by (ii) a number of Shares equal to 350 divided by the exercise price per Share of the option. “Vesting Period” means each three-month period during the term of the consulting agreement, beginning on the Vesting Commencement Date.

As of August 31, 2018, there were 2,600,000 shares available for future grant under the 2018 Plan. During the year ended August 31, 2018, $107,169 was expensed, and as of August 31, 2018, $429,519 remains unamortized. The intrinsic value of the 400,000 options as of August 31, 2018 is $0, and the weighted average value of the remaining life of the options is 9.97.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the year end August 31, 2018 and August 31, 2017, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at August 31, 2018. The Company has incurred a net operating loss of $2,288,376, the net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns remain subject to examination by the IRS.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018. As the Company’s 2018 fiscal year ended on August 31, 2018, the Company’s federal blended corporate tax rate for fiscal year 2018 is 25.3%, based on the applicable tax rates before and after the Tax Act and the number of days in the fiscal year to which the two different rates applied.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 25.3% and 34% to the net loss before provision for income taxes for the following reasons:

	August 31,
	2018	2017
Income tax expense at statutory rate	$(519,532)	$(79,639)
Change in valuation allowance	519,532	79,639
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2018	2017
NOL Carryover	$(578,959)	$(100,330)
Valuation allowance	578,959	100,330
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments in relation to Research and Development contracts. As of August 31, 2018:

•	The Company is obligated to make a $100,000 payment for research and development on October 1, 2018.
•	The Company is obligated to make three payments of $77,760 each on September 1, 2018, December 1, 2018, and March 1, 2019 for research and development.
•	The Company is obligated to make a two semi-annual payments totaling 154,000 GBP over during the next year.
•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.
•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

NOTE 8– SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred that require recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2018.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended August 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gregory Gorgas	President Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	55	April 3, 2017
Peter O'Brien	Senior Vice President, European Operations and Director	40	November 18, 2016
Connie Matsui (1) (3)	Director, Board Chair	64	May 2, 2017
Steven Kelly (2) (3)	Director	53	May 2, 2017
Douglas Blayney (1)	Director	68	July 31, 2017
R. Martin Emanuele (1)	Director	63	September 20, 2017
Georgia Erbez (2) (3)	Director	51	September 20, 2017

__________________

(1)	Member of our corporate governance and nominating committee

(2)	Member of our audit committee

(3)	Member of our compensation committee

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

Gregory Gorgas – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer and director of our company on April 3, 2017.

Prior to joining our company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast raise over $50M in new capital.

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

From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management.

Mr. Gorgas currently serves as director at Theragence and on the advisory board at Klotho Therapeutics. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

We believe that Mr. Gorgas' professional background and experience in the biotechnology industry and assisting companies in financing efforts give him the qualifications and skills necessary to serve as an officer and director of our company.

Peter O'Brien – Senior Vice President, European Operations and Director

Mr. O'Brien was appointed a director on November 18, 2016 and as Senior Vice President, European Operations on April 3, 2017.

Peter O’Brien has been in the e-commerce recruitment industry since 2004, founding and leading successful firms, Driver & Labour Recruit and Hanrahan & O`Brien Consultants in 2005. After building both companies to profitability Mr. O’Brien sold his positions in 2006. In 2008 Mr. O’Brien worked for HSBC International in Jersey, Channel Islands, UK, in the Private Client space. In 2012 he founded Nursing Station, an e-commerce company focused on the recruitment and placement of Nurses in healthcare throughout Ireland and the UK. In July of 2016 Medacs Healthcare under the Impellam Group Plc acquired Nursing Station. Peter has since founded Medical Job board www.MedicalstaffIreland.com in 2015. Mr. O’Brien graduated from Griffith College, Cork 2004 with a Diploma in Marketing, Sales, PR and Advertising.

We believe that Mr. O'Brien's professional background and experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Connie Matsui – Chair of the Board

Ms. Matsui was elected to our Board on May 2, 2017.

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

We believe that Ms. Matsui's professional background experience gives her the qualifications and skills necessary to serve as a director and board chair of our company.

Steven Kelly - Director

Mr. Kelly was elected to our Board on May 2, 2017.

Steven Kelly brings nearly thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. Mr. Kelly is currently President and CEO of CARISMA Therapeutics. Since 2012, Mr. Kelly has been the principal of Kelly BioConsulting, LLC, and serves as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Most recently, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an early stage Oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University.

We believe that Mr. Kelly's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Dr. Douglas Blayney - Director

Dr. Blayney was elected to our Board on July 31, 2017.

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

We believe that Dr. Blayney's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Dr. R. Martin Emanuele - Director

Dr. Emanuele was elected to our Board on September 20, 2017.

R. Martin Emanuele, PhD, is currently President and CEO of LifeRaft Biosciences Inc., a private bio-pharmaceutical company. From May 2011 to October 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc., a pharmaceutical company. From April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., a FORTUNE 500® company and leading provider of kidney care in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and President of SynthRx, Inc. a private bio-pharmaceutical company that was acquired by AdventRx Pharmaceuticals (now Savara, Inc.) in April 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately-held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Business Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a PhD in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a BS in biology from Colorado State University. He also holds an MBA with an emphasis in healthcare and pharmaceutical management from the University of Colorado.

We believe that Dr. Emanuele's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Georgia Erbez - Director

Ms. Erbez was elected to our Board on September 20, 2017.

Georgia Erbez is currently Chief Financial Officer of Harpoon Therapeutics, Inc. She served as Chief Business Officer and CFO of Zosano Pharma Corporation, a public pharmaceutical company, from September 2016 to May 2018. She served as Chief Financial Officer and Executive Vice President of Asterias Biotherapeutics, Inc., a biopharmaceutical company, from November 2015 to March 2016. From September 2012 to November 2014 she served as Chief Financial Officer, Secretary and Treasurer of Raptor Pharmaceuticals, a pharmaceutical company. Prior to Raptor, Ms. Erbez was a Managing Director, Healthcare Investment Banking at Collins Stewart from April 2011 to January 2012. From June 1998 to September 2012, Ms. Erbez was a founder and Managing Director of Beal Advisors, a financial advisory firm, and a senior investment banker at Jefferies & Company, Inc. and Cowen and Company. She has also held positions at the investment banks Hambrecht & Quist and Alex, Brown & Sons Inc. Ms. Erbez received a Bachelor of Arts degree, International Relations from the University of California at Davis.

We believe that Ms. Erbez's professional background experience gives her the qualifications and skills necessary to serve as a director of our company.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

Our Board adopted a Code of Business Conduct and Ethics by unanimous resolution on December 15, 2017.

Board and Committee Meetings

During the fiscal year ended August 31, 2018, our Board has met four times, at which all directors attended. Our Board previously consisted of only one member, Peter O’Brien, and therefore no formal meetings were held during the year ended August 31, 2016. All proceedings prior to the end of our fiscal year ending August 31, 2017 were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on such resolutions at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

During the fiscal year ended August 31, 2018, our corporate governance and nominating committee has met twice. The Board established a corporate governance and nominating committee which has a mandate to formalize a process and the policy that governs the manner in which we identify potential candidates for the Board. Historically, the Board has considered several factors in evaluating candidates for nomination to the Board, including the candidate’s knowledge of the company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the company’s stockholders as opposed to a specific group of stockholders. We are currently developing a formal policy with respect to our consideration of Board nominees recommended by our stockholders.

Audit Committee

Currently our audit committee consists of two members. The chairman, who is a financial expert, is qualified to act as the head of the audit committee.

During the year ended August 31, 2018, our audit committee has met three times. The audit committee recommends whether to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

Compensation Committee

Currently our compensation committee consist of three members.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Gregory Gorgas(1) President CEO, CFO, Secretary, Treasurer and Director	2018 2017	$74,840 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Peter O'Brien (2) Vice President, European Operations and Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Manley(3) Former President, Secretary, CEO, CFO, Treasurer and Director	2018 2017	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

Note:

__________

(1)	Mr. Gorgas was appointed our president, chief executive officer, chief financial officer, secretary, treasurer and director on April 3, 2017.

(2)

Mr. O'Brien was appointed president, chief executive officer, chief financial officer, secretary, treasurer and director on November 18, 2016. Mr. O'Brien resigned as chief executive officer, chief financial officer, secretary and treasurer on April 3, 2017 and was appointed Vice President, European Operations on that day.

(3)	Mr. Manley resigned all positions on November 18, 2016.

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

On April 3, 2017, our company entered into an employment agreement with Gregory D. Gorgas (the “Employment Agreement”), pursuant to which Mr. Gorgas will serve as our company’s President and Chief Executive Officer. Pursuant to the terms of the Employment Agreement, beginning on the date (the “Funding Date”) on which our company’s attains funding, either in the form of debt or equity, either in one or more transactions, in excess of $5,000,000, Mr. Gorgas will receive an annual base salary of $250,000 (the “Base Salary”), payable periodic installments of no less than twice monthly and shall be reviewed by our company’s Board of Directors or our Compensation Committee (the “Compensation Committee”). Beginning in the fiscal year following the Funding Date, Mr. Gorgas will be eligible to receive an annual bonus, as approved by the Compensation Committee, based on achievement of our company’s performance goals; the initial target bonus has been set at 50% of Mr. Gorgas’ Base Salary, but may be higher or lower as determined by the Compensation Committee and is to be paid within two and half months after the end of the applicable fiscal year.

The Employment Agreement provides that Mr. Gorgas’ employment is at-will and, unless otherwise provided for, the Employment Agreement may be terminated by either Mr. Gorgas or our company by providing the other party at least 30 days’ notice. If the Employment Agreement is terminated for Cause or Without Good Reason, each as defined in the Employment Agreement, Mr. Gorgas would be eligible to receive: (i) accrued but unpaid Base Salary; (ii) accrued but unused vacation; (iii) reimbursement for any unreimbursed business expenses; and (iv) any employee benefit he may have been entitled to prior to termination of the Employment Agreement (collectively, the “Accrued Amounts”). If the Employment Agreement is terminated Without Cause or for Good Reason, Mr. Gorgas shall be eligible to receive the Accrued Amounts and, subject to his execution of a release of claims in favor of our company, he will also be eligible to receive additional compensation as set forth in Section 5.3 of the Employment Agreement.

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2018 we granted 400,000 stock options.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 7, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each stockholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Directors and Named Executive Officers

Gregory Gorgas (2) 888 Prospect Street, Suite 210 La Jolla CA 92037	2,056,152 Common / Direct	14.7%

Peter O’Brien 888 Prospect Street, Suite 210 La Jolla CA 92037	2,700,000 Common / Direct	19.3%

Connie Matsui 888 Prospect Street, Suite 210 La Jolla CA 92037	120,000 Common / Direct	*

Steven Kelly 888 Prospect Street. Suite 210 La Jolla CA 92037	100,000 Common / Direct	*

Douglas Blayney 888 Prospect Street, Suite 210 La Jolla CA 92037	100,000 Common / Direct	*

R. Martin Emanuele (3) 888 Prospect Street, Suite 210 La Jolla CA 92037	200,000 Common / Direct	1.4%

Georgia Erbez 888 Prospect Street, Suite 210 La Jolla CA 92037	100,000 Common / Direct	*

James Manley(4) 888 Prospect Street, Suite 210 La Jolla CA 92037	0	*

All Current Directors and Executive Officers as a Group	5,376,152 Common	38.4%

5% Stockholders

David Moss (5) 1618 Caminito Solidago La Jolla CA 92037	3,353,846 Common / Direct	22.8%

Prodigious Wealth Limited (6) 749 Nathan Road Flat B, 7F European Asian Bank Building, Hong Kong	1,000,000 Common / Direct	6.8%

Alinga Capital Fund L.P. (7) 7460 Girard Ave, Suite 3 La Jolla CA 92037	1,135,000 Common / Direct	7.8%

______________

*	Less than 1%
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 7, 2018. As of November 7, 2018, there are 14,002,093 shares of our common stock issued and outstanding.

(2)	Consists of 1,908,076 shares held and warrants to purchase 148,076 shares of common stock that is exercisable within 60 days of November 7, 2018.
(3)	Consists of 100,000 shares held and an option to purchase 100,000 shares of common stock that is exercisable within 60 days of November 7, 2018.
(4)	James Manley is our former President, Secretary, CEO, CFO, Treasurer and Director.
(5)	Consists of 3,026,923 shares held and warrants to purchase 326,923 shares of common stock that is exercisable within 60 days of November 7, 2018.
(6)	Consists of 500,000 shares held and warrants to purchase 500,000 shares of common stock that is exercisable within 60 days of November 7, 2018.
(7)

Consists of 717,500 shares held and warrants to purchase 417,500 shares of common stock that is exercisable within 60 days of November 7, 2018 including those shares and warrants held by Paul Quilkey, a principal of Alinga Capital Fund, L.P.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the Board be independent. However, our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Ms. Matsui, Dr. Blayney, Mr. Kelly, Dr. Emanuele and Ms. Erbez, representing five of our seven directors, are "independent directors" as defined under the rules of the NASDAQ Global Market. Mr. Gorgas and Mr. O’Brien are not considered independent due to their service as executive officers of the Company.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2018 and for fiscal year ended August 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2018	August 31, 2017
Audit Fees	$51,235	$11,700
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$51,235	$11,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.
**	Furnished herewith.

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

ARTELO BIOSCIENCES, INC.
(Registrant)
Dated: November 29, 2018	/s/ Gregory Gorgas
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

Dated: November 29, 2018	/s/ Gregory Gorgas
Gregory Gorgas
President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 29, 2018
Peter O'Brien
Senior Vice President – European Operations and Director

Dated: November 29, 2018	/s/ Connie Matsui
Connie Matsui
Director

Dated: November 29, 2018	/s/ Steven Kelly
Steven Kelly
Director

Dated: November 29, 2018	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: November 29, 2018
Georgia Erbez
Director

Dated: November 29, 2018
R. Martin Emanuele
Director

