Form 10-Q
period 2018-11-30
ARTELO BIOSCIENCES, INC.
filed 2019-01-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-199213

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

As of January 14, 2019, 15,282,687 shares of the registrant’s common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$115,074	$337,424
Prepaid expenses and deposits	46,346	36,884
Other receivable	3,462	22,127
Total Current Assets	164,882	396,435
Equipment, net of accumulated depreciation of $344 and $282, respectively	481	563
TOTAL ASSETS	165,363	396,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$634,699	$529,272
Due to related party	5,828	2,700
Total Current Liabilities	640,527	531,972

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001, 50,000,000 shares authorized,
0 and 0 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	-	-
Common Stock, par value $0.001, 150,000,000 shares authorized,
14,230,020 and 14,002,293 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	14,230	14,002
Additional paid-in capital	2,713,481	2,501,884
Accumulated deficit	(3,195,483)	(2,638,580)
Accumulated other comprehensive loss	(7,392)	(12,280)
Total Stockholders' Deficit	(475,164)	(134,974)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165,363	$396,998

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	November 30,
	2018	2017

OPERATING EXPENSES
General and administrative	$205,501	$136,564
Professional fees	167,293	107,345
Research and development	184,039	33,076
Depreciation	70	72
Total Operating Expenses	556,903	277,057

Loss from Operations	(556,903)	(277,057)

Provision for income taxes	-	-

NET LOSS	(556,903)	$(277,057)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	4,888	(1,025)
Total Other Comprehensive Income Loss	4,888	(1,025)

TOTAL COMPREHENSIVE LOSS	$(552,015)	$(278,082)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	14,035,953	11,345,635

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(556,903)	$(277,057)
Stock based compensation	41,051	17,251
Depreciation	70	72
Changes in operating assets and liabilities:
Prepaid expenses	(9,462)	(14,785)
Other receivable	18,665	(767)
Accounts payable and accrued liabilities	105,427	105,397
Net cash used in operating activities	(401,152)	(169,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(867)
Net cash used in investing activities	-	(867)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	170,774	-
Collection from stock subscription	-	10,000
Advance from related party	3,686	9,951
Repayment to related party	(558)	(8,505)
Net cash provided by financing activities	173,902	11,446

Effects on changes in foreign exchange rate	4,900	(1,025)

Net decrease in cash and cash equivalents	(222,350)	(160,335)
Cash and cash equivalents - beginning of period	337,424	572,775
Cash and cash equivalents - end of period	$115,074	$412,440

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended November 30, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (the “Company”) is a Nevada corporation incorporated on May 2, 2011. It is based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted (“GAAP”) in the United States of America, and the Company’s fiscal year end is August 31.

Effective on February 10, 2017, the Company changed its name from “KNIGHT KNOX DEVELOPMENT CORP.,” to “REACTIVE MEDICAL INC.” On April 14, 2017, the Company changed its name from “REACTIVE MEDICAL INC.” to “ARTELO BIOSCIENCES, INC”.

In May 2017, the Company registered fully owned subsidiaries in England and Wales, Trinity Reliant Ventures Limited, and Trinity Research & Development Limited. Operations in the subsidiaries have been consolidated in the financial statements.

The Company intends to license, develop and commercialize novel therapeutic treatments targeting the endocannabinoid system. To date, the Company’s activities have primarily been limited to its formation, business development activities, sponsored research, and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2018 contained in the Company’s Form 10-K filed on November 29, 2018.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary Trinity Reliant Ventures Limited. No intercompany balances or transactions exist during the period ended November 30, 2018.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended November 30, 2018, the Company had a net loss of $556,903. As at November 30, 2018, the Company had an accumulated deficit of $3,195,483 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2018, the president of the Company incurred $300 of expenses on behalf of the Company. The amount owed to the related party as of November 30, 2018 and August 31, 2018 is $2,502 and $2,202, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the three months ended November 30, 2018, the former President, and current Senior Vice President, European Operations, who is a major shareholder, paid for expenses on behalf of the Company for a total of $3,386. The amount of $558 was repaid during the three months ended November 30, 2018. The amount owed to the related party as of November 30, 2018 and August 31, 2018 is $3,326 and $498, respectively. The amounts are non-interest bearing, and have no terms of repayment.

During the three months ended November 30, 2018, a company owned by the Senior Vice President, European Operations, who is a major shareholder, provided consulting services for $7,500. As of November 30, 2018, there is $2,500 outstanding.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001.

During the three months ended November 30, 2018, there were no issuances of preferred stock.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the company is sought.

During the three months ended November 30, 2018, the Company received cash of $170,774 that has been recorded for the issuance of 227,727 shares of common stock at a price of $0.75 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted in October, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series D Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.75 per share for a period of 5 years from the issue date.

Warrants

In relation to the common stock related to subscription agreements in fiscal year 2019, 2018 and 2017, each individual investor received warrants with the purchase of the stock. For each share purchased, the investor will receive one Series A, Series B, Series C or Series D Common Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription with ranges of prices from $1.00 per share to $1.75 per share.

As of November 30, 2018, there are 4,190,020 Common Stock Purchase Warrants outstanding and exercisable, with a weighted average life remaining of 4.03 years, and weighted average exercise price of $1.32. The intrinsic value of the warrants as of November 30, 2018 is $156,184.

Stock Options

On August 17, 2018, the Company granted options to consultants to purchase an aggregate of 400,000 shares of our common stock at a price of $1.35 per share with various vesting schedules. The options expire on August 17, 2028, unless such consultant ceases his or her service as a consultant prior the exercise or expiration of the option. One consultant also serves as a director.

During the three months ended November 30, 2018, $28,051 was expensed, and as of November 30, 2018, $401,468 remains unamortized. The intrinsic value of the 400,000 options as of November 30, 2018 is $0, and the weighted average value of the remaining life of the options is $9.72.

During the three months ended November 30, 2018, the Company recorded $13,000 of stock compensation expense for five members of the Company’s Board of Directors.

NOTE 6 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments in relation to Research and Development contracts. As of November 30, 2018:

•	The Company is obligated to make two payments of $77,760 each on December 1, 2018, and March 1, 2019 for research and development. The December 1, 2018 payment has not yet been paid by the Company.
•	The Company is obligated to make a two semi-annual payments totaling 115,000 GBP over the next year. Payments of $57,500 GBP are obligated to be made on October 5, 2018, and April 5, 2019. The October 5, 2018 payment has not yet been paid by the Company.
•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.
•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

NOTE 7– SUBSEQUENT EVENTS

Subsequent to November 30, 2018, the Company received cash of $789,500 that has been recorded for the issuance of 1,052,667 shares of common stock at a price of $0.75 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted in October 2018.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, an Ireland corporation and Trinity Research & Development Limited, an England and Wales corporation, unless otherwise indicated.

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

On April 3, 2017, Mr. Peter O’Brien resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the company and was appointed Senior Vice President of European Operations. On April 3, 2017, Mr. Gregory Gorgas was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a member of our board of directors. On that date, the Company entered into an employment contract with Mr. Gorgas, which commits the Company and Mr. Gorgas to specific rights and responsibilities, customary to industry standards. For example, upon fulfilling certain obligations, including raising capital in excess of $5,000,000 Mr. Gorgas will be paid an annual salary of $250,000 and be eligible for additional compensation in the form of bonus, equity, and benefits, commensurate with industry standards. Per the terms of the employment agreement, that any investment in, or appointment to or continuing service on a board of directors or similar body of, any corporation or entity, must be approved in writing by the Company. The agreement includes non-competition terms. The employment agreement can only be terminated in accordance with the Term of Employment specified in the agreement.

Simultaneously, on April 3, 2017, Mr. Gorgas entered into a stock purchase agreement to purchase 1,760,000 shares of common stock for a purchase price of $1,760.

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

Our company is focused on licensing, developing and commercializing treatments associated with the endocannabinoid system (the “ECS”). We plan to conduct research with our programs in accordance with traditional drug development standards and available to the general public via prescription or physician orders after obtaining marketing authorization from a regulatory authority, such as the U.S. Food and Drug Administration (FDA).

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

The ECS encompassing cannabinoid receptors, endogenous receptor ligands (endocannabinoids) and their associated transporter mechanisms, as well as enzymes responsible for the synthesis and degradation of endocannabinoids has emerged as a promising target for pharmacotherapeutic approaches for numerous diseases.

Modulation of the ECS can be effected by using selective or non-selective agonists, partial agonists, inverse agonists, and antagonists of the cannabinoid receptors (CB1 and CB2). The actions of endogenous ligands can be enhanced or attenuated by targeting mechanisms that are associated with their transport within the cellular and extra cellular matrix (e.g. FABPs) as well as their synthesis (e.g. DAGL) and breakdown (e.g. FAAH). Small molecule chemical modulators of the ECS can either be derived from the cannabis plant (phytocannabinoids) or can be semi-synthetic derivatives of phytocannabinoids or endocannabinoids, or completely synthetic new chemical entities. Artelo has approaches within its current portfolio that address receptor binding and endocannabinoid transport modulation using both a synthetic composition of a naturally-occurring cannabinoid and new chemical entity approaches.

The ECS is a widespread modulatory system that plays important roles in central nervous system (CNS) development, synaptic plasticity, and the response to endogenous and environmental insults. The CB1 receptor is distributed in brain areas associated with motor control, emotional responses, motivated behavior and energy homeostasis. In the periphery, CB1 is ubiquitously expressed in the adipose tissue, pancreas, liver, GI tract, skeletal muscles, heart and the reproductive system. The CB2 receptor is mainly expressed in the immune system where it has a role in regulating its functions and is upregulated in response to tissue stress or damage in most cell types. The ECS is therefore involved in pathophysiological conditions in both the central and peripheral tissues. Cannabis, extracts from cannabis, and federally-approved cannabinoid-based medicines are already used to treat numerous medical conditions. The ECS is further implicated in many disease states within the peer reviewed literature including conditions which involve the regulation of food intake, central nervous system, pain, cardiovascular, gastrointestinal, immune and inflammation, behavioral, antiproliferative and reproductive functions. These areas of ECS pathophysiology are aligned with our Company’s therapeutic focus: pain, inflammation, anorexia, cardiovascular diseases, and cancer.

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2018 and 2017, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2018, as included in Form 10-K filed with the SEC on November 29, 2018.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve the capital required to execute our business.

The following table provides selected financial data about our company as of November 30, 2018 and August 31, 2018.

Balance Sheet Data

	November 30,	August 31,
	2018	2018

Cash	$115,074	$337,424
Total Assets	$165,363	$396,998
Total Liabilities	$640,527	$531,972
Stockholders' Equity (Deficit)	$(475,164)	$(134,974)

We have not generated any revenues since inception through November 30, 2018. The decrease in cash was primarily due to an increase in operating expenses offset by proceeds from stock issuance.

For the Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017

	Three months ended
	November 30,
	2018	2017
Operating Expenses
General and administrative expense	$205,501	$136,564
Professional fees	167,293	107,345
Research and development	184,039	33,076
Depreciation	70	72
Total Operating Expenses	556,903	277,057
Net Loss	$(556,903)	$(277,057)

Our operating expenses, for the three months ended November 30, 2018 were $556,903 compared to $277,057 for the same period in 2017. The Company's operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2018	2018
Current Assets	$164,882	$396,435
Current Liabilities	640,527	531,972
Working Capital	$(475,645)	$(135,537)

Cash Flows

	Nine Months Ended
	May 31,
	2018	2017
Cash Flows used in operating activities	$(401,152)	$(169,889)
Cash Flows used in investing activities	-	(867)
Cash Flows provided by financing activities	173,902	11,446
Effects on changes in foreign exchange rate	4,900	(1,025)
Net decrease in cash during period	$(222,350)	$(160,335)

Cash Flow from Operating Activities

During the three months ended November 30, 2018, cash used in operating activities was $401,152 compared to cash used in operating activities of $169,899 during the period ended November 30, 2017. The cash used from operating activities was primarily attributed to net loss of $556,903 offset by stock based compensation of $41,051 and an increase in accounts payable and accrued liabilities of $105,427.

Cash Flow from Investing Activities

The company did not use any funds for investing activities during the three months ended November 30, 2018 and used $867 for investing activities during the three months ended November 30, 2017.

Cash Flow from Financing Activities

During the three months ended November 30, 2018, the company received $170,774 from the issuance of common shares, $3,686 as an advance from a related party and repaid $558 to a related party. During the three months ended November 30, 2017, the company received $9,951 as an advance from a related party, $10,000 the issuance of common shares and repaid $8,505 to a related party.

Going Concern

The Company’s financial statements are prepared using GAAP in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Our future commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license or develop internally. We intend to continue licensing technologies from pharmaceutical companies, biotechnology firms, or research institutions. In addition, based upon our own discovery research initiatives, we filed a patent application on December 10, 2018 on novel chemistry related to a novel solid form cannabinoid composition. We have not yet received any action on the application.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2018, the Company received cash of $170,774 that has been recorded for the issuance of 227,727 shares of common stock at a price of $0.75 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted in October, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series D Stock Purchase Warrant to purchase one (1) share of common stock at a price of $1.75 per share for a period of 5 years from the issue date.

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

ARTELO BIOSCIENCES, INC.
(Registrant)

Dated: January 14, 2019	/s/ Greg Gorgas
Greg Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

