Form 10-Q
period 2019-05-31
ARTELO BIOSCIENCES, INC.
filed 2019-07-15
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 001-38951

ARTELO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

888 Prospect Street, Suite 210, La Jolla, CA USA	92037
(Address of principal executive offices)	(Zip Code)

760-943-1689

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ARTL	Nasdaq
Warrants	ARTLW	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

3,401,987 shares of common stock issued and outstanding as of July 12, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$286,439	$337,424
Prepaid expenses	26,427	35,384
Deferred offering costs	291,670	-
Deposits	540,917	1,500
Other receivable	6,942	22,127
Total Current Assets	1,152,395	396,435
Equipment, net of accumulated depreciation of $646 and $282, respectively	857	563
TOTAL ASSETS	1,153,252	396,998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$912,413	$529,272
Due to related party	6,282	2,700
Derivative liability	100,178	-
Total Current Liabilities	1,018,873	531,972

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 and 0 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	-	-
Common Stock, par value $0.001, 18,750,000 shares authorized, 2,101,140 and 1,750,268 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	2,101	1,750
Additional paid-in capital	4,107,660	2,514,136
Accumulated deficit	(3,965,155)	(2,638,580)
Accumulated other comprehensive loss	(10,227)	(12,280)
Total Stockholders' Equity (Deficit)	134,379	(134,974)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,153,252	$396,998

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative	$402,803	$104,564	$666,226	$272,052
Professional fees	354,038	236,375	731,277	463,719
Research and development	184,204	236,845	858,224	917,388
Depreciation	243	73	383	219
Total Operating Expenses	941,288	577,857	2,256,110	1,653,378

Loss from Operations	(941,288)	(577,857)	(2,256,110)	(1,653,378)

OTHER INCOME (EXPENSE)
Other income	32,439	-	32,439	-
Change in fair value of derivative liabilities	563,966	-	897,096	-
Total other income	596,405	-	929,535	-

Provision for income taxes	-	-	-	-

NET LOSS	$(344,883)	$(577,857)	(1,326,575)	$(1,653,378)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	771	(10,062)	2,053	(12,341)
Total Other Comprehensive Income Loss	771	(10,062)	2,053	(12,341)

TOTAL COMPREHENSIVE LOSS	$(344,112)	$(587,919)	$(1,324,522)	$(1,665,719)

Basic Loss per Common Share	$(0.17)	$(0.36)	$(0.70)	$(1.11)
Diluted Loss per Common Share	$(0.40)	$(0.36)	$(1.04)	$(1.11)

Basic Weighted Average Common Shares Outstanding	2,058,929	1,592,635	1,898,263	1,493,713
Diluted Weighted Average Common Shares Outstanding	2,267,655	1,592,635	2,142,959	1,493,713

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional	Accumulated
			paid-in	Other
	Common stock		capital	Comprehensive	Accumulated
	Shares	Amount	(deficiency)	Income	Deficit	Total

Balance, August 31, 2018	1,750,268	$1,750	$2,514,136	$(12,280)	$(2,638,580)	$(134,974)

Common shares issued for cash	29,290	29	170,745	-	-	170,774
Common shares issued for services - officers		-	13,000	-	-	13,000
Stock option granted for services		-	28,051	-	-	28,051
Net loss for the period		-		-	(556,903)	(556,903)
Foreign currency translation adjustments		-		4,888	-	4,888
Balance, November 30, 2018	1,779,558	1,779	2,725,932	(7,392)	(3,195,483)	(475,164)

Common shares issued for cash	180,345	181	1,086,950	-	-	1,087,131
Common shares issued for services - officers		-	13,000	-	-	13,000
Reclass of warrant derivative liability from equity	-	-	(918,050)	-	-	(918,050)
Stock option granted for services	-	-	29,304	-	-	29,304
Net loss for the period	-	-	-	-	(424,789)	(424,789)
Foreign currency translation adjustments	-	-	-	(3,606)	-	(3,606)
Balance, February 28, 2019	1,959,903	1,960	2,937,136	(10,998)	(3,620,272)	(692,174)

Common shares issued for cash	54,940	55	417,677	-	-	417,732
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for services - related party	25,000	25	239,975	-	-	240,000
Common shares issued for deposit of exercise of the license	61,297	61	539,356	-	-	539,417
Reclass of warrant derivative liability from equity	-	-	(79,224)	-	-	(79,224)
Stock option granted for services	-	-	39,740	-	-	39,740
Net loss for the period	-	-	-	-	(344,883)	(344,883)
Foreign currency translation adjustments	-	-	-	771	-	771
Balance, May 31, 2019	2,101,140	$2,101	$4,107,660	$(10,227)	$(3,965,155)	$(134,379)

			Additional	Accumulated Other
	Common stock		paid-in	Comprehensive	Accumulated
	Shares	Amount	capital	Income	Deficit	Total

Balance, August 31, 2017	1,415,908	$1,416	$837,853	$657	$(295,089)	$544,837
Common shares issued for cash	3,125	3	9,997	-	-	10,000
Common shares issued for services - officers	-	-	17,251	-	-	17,251
Net loss for the period	-	-	-	-	(277,057)	(277,057)
Foreign currency translation adjustments	-	-	-	(1,025)	-	(1,025)
Balance, November 30, 2017	1,419,033	1,419	865,101	(368)	(572,146)	294,006

Common shares issued for cash	111,944	112	582,025	-	-	582,137
Common shares issued for services - officers	-	-	12,750	-	-	12,750
Common shares issued for services	15,000	15	125,985	-	-	126,000
Net loss for the period	-	-	-	-	(798,464)	(798,464)
Foreign currency translation adjustments	-	-	-	(1,254)	-	(1,254)
Balance, February 28, 2018	1,545,977	1,546	1,585,861	(1,622)	$(1,370,610)	215,175

Common shares issued for cash	51,662	52	268,597	-	-	268,649
Common shares issued for services - officers	-	-	12,750	-	-	12,750
Net loss for the period	-	-	-	-	(577,857)	(577,857)
Foreign currency translation adjustments	-	-	-	(10,062)	-	(10,062)
Balance, May 31, 2018	1,597,639	$1,598	$1,867,208	$(11,684)	$(1,948,467)	$(91,345)

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,326,575)	$(1,653,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	376,095	168,751
Depreciation	383	249
Change in fair value of derivative	(897,096)	-
Changes in operating assets and liabilities:
Prepaid expenses	8,957	(56,338)
Other receivable	15,185	(16,484)
Accounts payable and accrued liabilities	91,471	461,052
Net cash used in operating activities	(1,731,580)	(1,096,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(688)	(887)
Net cash used in investing activities	(688)	(887)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	1,675,637	860,786
Advance from related party	12,222	18,472
Repayment to related party	(8,087)	(16,602)
Net cash provided by financing activities	1,679,772	862,656

Effects on changes in foreign exchange rate	1,511	(12,373)

Net decrease in cash and cash equivalents	(50,985)	(246,752)
Cash and cash equivalents - beginning of period	337,424	572,775
Cash and cash equivalents - end of period	$286,439	$326,023

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Common shares issued for deposit of exercise of the license	$539,417	$-
Reclass of warrant derivative liability from equity	$997,274	$-
Deferred offering costs incurred	$291,670	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2019

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

Reverse stock split

The Company filed a Certificate of Change with the Secretary of State of Nevada, pursuant to which, effective on June 20, 2019, the Company effected a one-for-eight reverse split of its authorized and issued and outstanding common stock (the “Reverse Stock Split”). The number of authorized shares of common stock was reduced from 150,000,000 to 18,750,000. The Company’s authorized Preferred Stock was reduced from 50,000,000 to 6,250,000. All share and per share information in these financial statements retroactively reflect this reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”) and GAAP. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2018 contained in the Company’s Form 10-K filed on November 29, 2018.

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

Intangible Assets

The Company capitalizes certain costs to acquire intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates.

Deferred Offering Costs

Deferred offering costs were capitalized and consisted of fees and expenses incurred directly in connection with the Company’s offering that was completed subsequent to May 31, 2019. Refer to Note 9 for further details on the offering. Capitalized costs include legal and accounting costs. As of May 31, 2019, deferred offering costs of $291,670 have been capitalized, of which none have been paid.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended May 31, 2019, the Company had a net loss of $1,324,522. As of May 31, 2019, the Company had an accumulated deficit of $3,965,155 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2019, the president of the Company incurred $1,230 of expenses on behalf of the Company. The amounts owed to the related party as of May 31, 2019 and August 31, 2018 are $3,432 and $2,202, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the nine months ended May 31, 2019, the former President, and current Senior Vice President, European Operations, who is a major stockholder of the Company, paid for expenses on behalf of the Company for a total of $10,992. The amount of $8,087 was repaid during the nine months ended May 31, 2019. The amounts owed to the related party as of May 31, 2019 and August 31, 2018 are $2,850 and $498, respectively. The amounts are non-interest bearing, and have no terms of repayment.

During the nine months ended May 31, 2019, Blackrock Ventures, Ltd., an entity owned by the Senior Vice President, European Operations, who is a major stockholder of the Company, provided $30,000 worth of consulting services to the Company. On March 15, 2019, the Board approved the issuance of 25,000 shares of our common stock valued at $240,000 in exchange for its prior services to the Company.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the nine months ended May 31, 2019, there were no issuances of preferred stock.

Common Shares

The Company has authorized 18,750,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the nine months ended May 31, 2019, the Company received cash of $1,257,905 for 209,635 units at a price of $6.00 per unit (a “Series D Unit”) pursuant to the Company’s Series D offering. Each Series D Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series D Stock Purchase Warrant to purchase one (1) share of common stock at a price of $14.00 per share, for a period of 5 years from the issue date.

During the nine months ended May 31, 2019, the Company received cash of $417,732 for 54,940 units at a price of $7.60 per unit (a “Series E Unit”) pursuant to the Company’s Series E Offering. Each Series E Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series E Stock Purchase Warrant to purchase one-half (1/2) share of common stock at a price of $16.00 per share for a period of 3 years from the issue date.

On March 15, 2019, the Board approved the issuance of 25,000 shares of our common stock valued at $240,000 to Blackrock Ventures, Ltd., a Company owned by a former director, in exchange for its prior services to the Company.

During the nine months ended May 31, 2019, the Company issued 61,297 shares of common stock to NEOMED for the exercise of the license valued at $539,417. The Company recorded this as a deposit.

Warrants

In connection with the common stock sold pursuant to subscription agreements in fiscal year 2019, 2018 and 2017, each individual investor received warrants to purchase additional shares of common stock.

For each unit purchased in the Company’s Series A offering, Series B offering, Series C offering and Series D offering, each investor will receive one Series A, Series B, Series C and Series D Common Stock Purchase Warrant, respectively, to purchase one share of the Company’s common stock for a period of five years from the date of the subscription agreement at a price per share from $8.00 to $14.00, depending on the subscription round.  For each unit purchased in the Company’s Series E offering, each investor will receive one Series E Common Stock Purchase Warrant to purchase one-half (1/2) share of the Company’s common stock for a period of three years from the date of the subscription agreement at a price per share of $16.00.

Under the terms of the subscription agreements for the Company’s private placement offerings, following the closing date of such private offering until the earlier of (i) the date that the registration statement of the shares issued in such offering is declared effective by the SEC, or (ii) the date the shares otherwise become freely tradable, if the Company issues any common stock or common stock equivalent entitling the new investor to acquire common stock at a price below the purchase price for that particular prior subscription agreement, the Company will be required to issue the prior investor additional units, each consisting of one share of common stock and a warrant to purchase one share of common stock, equal to the difference between the units actually issued at such closing to the new investor, and the number of units we would have issued to the prior investor had the offering been completed at this new, lower price per share. Management reviewed the terms of the agreements and determined that in accordance with ASC 815, these cash subscription agreements entered into by the Company contain derivative features. As of May 31, 2019, a derivative liability of $100,178 has been recorded.

A summary of activity during the nine months ended May 31, 2019 follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2018	495,268	$10.40	4.23
Granted	237,083	14.23	4.77
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, May 31, 2019	732,351	$11.63	3.75

The intrinsic value of the warrants as of May 31, 2019 is $195,226.

Stock Options

On August 17, 2018, the Company granted options to consultants to purchase an aggregate of 50,000 shares of the Company’s common stock at a price of $10.80 per share with various vesting schedules. The options expire on August 17, 2028, unless such consultant ceases his or her service as a consultant prior the exercise or expiration of the option. One consultant also serves as a director of the Company.

During the nine months ended May 31, 2019, $97,095 was expensed, and as of May 31, 2019, $332,431 remains unamortized. The intrinsic value of the 50,000 options as of May 31, 2019 is $0, and the weighted average value of the remaining life of the options is 9.22 years.

During the nine months ended May 31, 2019, the Company recorded $39,000 of stock compensation expense for five members of the Company’s Board of Directors.

The following is a summary of stock option activity during the nine months ended May 31, 2019:

Options Outstanding
	Number of	Weighted Average	Fair Value
	Options	Exercise Price	on Grant Date
Outstanding, August 31, 2018	50,000	$10.80	$536,688
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, May 31, 2019	50,000	$10.80	$536,688

The following table summarizes information relating to exercisable stock options as of May 31, 2019:

Options Outstanding			Options Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Options	Contractual life (in years)	Exercise Price	Shares	Exercise Price
50,000	9.22	$10.80	19,029	$10.80

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments in relation to Research and Development contracts. As of May 31, 2019:

•	The Company is obligated to make one payment of $77,760 on March 1, 2019 for research and development. The March 1, 2019 payment has not yet been made by the Company.

•

The Company is obligated to make two semi-annual payments totaling 115,000 GBP over the next year. A payment of $57,500 GBP is due on October 5, 2018, and April 5, 2019, respectively. The October 5, 2018 and April 5, 2019 payments have not yet been paid by the Company.

•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.

•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

NOTE 7 – DEPOSIT

During the nine months ended May 31, 2019, the Company issued 61,297 shares of common stock to NEOMED for the exercise of the license. The value of the common shares was $539,417 based on the stock price at agreement date.

NOTE 8 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company recognized a derivative liability related to the purchase price protection clause associated with the Series D and Series E private offerings (Note 5). Additional units would be issued to the unit holder if the Company should issue common stock or the equivalent at a share price less than $6.00 per share (Series D) or a share price less than $7.60 (Series E). In accordance with ASC 815-10- Derivatives and Hedging we measured the derivative liability using a Monte Carlo pricing model. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value.

Changes in the fair value of the warrant liability were as follows:

Fair value – August 31, 2018	$-

Reclass of warrant derivative liability from equity	(997,274)
Change in fair value for the period of warrant derivative liability	897,096
Fair value – May 31, 2019	(100,178)

The Monte Carlo pricing model was used to estimate the fair value of the derivative liability and reflected the following assumptions:

	Nine Months Ended May 31, 2019	Year Ended August 31, 2018
Assumptions for Pricing Model:
Expected term in years	0.06 – 0.16	-
Volatility	146%	-
Risk-free interest rate	2.35%-2.43%	-
Expected annual dividends	0%	-

NOTE 9 – SUBSEQUENT EVENTS

On June 25, 2019, the Company sold an aggregate of 1,300,813 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share and a warrant to purchase one (1) share of common stock at an exercise price equal to $6.4575 per share. The offering price to the public was $6.15 per unit. In addition, the Company granted the Underwriters a 45-day option to purchase up to 195,121 additional shares of common stock, or warrants, or any combination thereof, to cover over-allotments, if any. Simultaneously with the closing of the offering the Company sold 191,102 warrants at $0.01 per warrant for cash proceeds of $1,911 upon the partial exercise of the underwriters’ over-allotment option. The Company received gross proceeds of approximately $8,001,911, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.

In relation to the offering described above, the Company also agreed to issue to the underwriters warrants to purchase up to a total of 104,065 shares of Common Stock (8% of the shares of Common Stock sold in the offering). The underwriter’s warrants are exercisable at $6.765 per share of common stock and have a term of three years.  The warrants were issued for services provided by the underwriters.

In July 2019, the Company completed a $1,500,000 payment to NEOMED for the exercise of the license.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

These statements contain forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the section captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	our expectation that our capital resources will not be sufficient to fund our operations for our operations for at least the next 12 months;
•	regulatory developments in the U.S. and in non-U.S. countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

In addition, you should refer to the “Risk Factors” section for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Corporate Overview

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

U.S. and international patent applications including broad claims to our novel cocrystal composition of CBD were filed in late 2018.  Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and, if issued, should provide for long lasting market exclusivity for our CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies.

In addition to our own internal discovery research, we are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic cannabinoid product candidate, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist which was originally developed at AstraZeneca plc (“AstraZeneca”). We have exercised our option to exclusively license this product candidate through the NEOMED Institute, a Canadian not-for-profit corporation (“NEOMED”). In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in otherwise healthy patients with back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion (“ADME”) profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without CNS side effects. Preliminary discussions with U.S. and Canadian regulators suggest there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients. We are planning to initiate a Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in late calendar year 2019.

Our second in-licensed program is a platform of small-molecule inhibitors for fatty acid binding protein 5 (“ FABP5”), based upon scientific developments achieved at Stony Brook University (“SBU”) which we have designated ART26.12.  To date, SBU has received nearly $4 million in funding from the National Institutes of Health (the “NIH”) to begin developing these candidates. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, their high degree of similarity among the various types has proven challenging to the creation of drugs targeting specific FABPs. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, we believe researchers at SBU discovered the chemistry for creating a highly specific and potent small molecule inhibitor for FABP5. In addition to its potential as an endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development.  Large amounts of human clinical epidemiological and animal model data support FABP5 as a well validated oncology therapeutic target, especially for triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU. The program is in the final stages of lead optimization, and we plan to initiate Investigational New Drug (“IND”) enabling studies thereafter. We anticipate clinical studies in cancer can begin in 2020.

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

The actions of endogenous ligands can be enhanced or attenuated by targeting mechanisms that are associated with their transport within the cellular and extra cellular matrix as well as their synthesis and breakdown. Small molecule chemical modulators of the ECS can be derived from the cannabis plant (“phytocannabinoids”), can be semi-synthetic derivatives of phytocannabinoids or endocannabinoids, or can be completely synthetic new chemical entities. We plan to develop approaches within our portfolio that address receptor binding and endocannabinoid transport modulation using only synthetic new chemical entities. Future approaches may also involve targeting synthesis or breakdown enzymes.

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential of cannabinoid therapeutics and other modulators of the ECS for their patients. We intend to pursue technologies and compounds that offer promising therapeutic approaches to cannabinoid-based therapies, including mimetics of naturally-occurring cannabinoids and fully synthetic cannabinoids, as well as compounds that promote the effectiveness of the ECS.

Results of Operations

The following summary of our results of operations, for the nine months ended May 31, 2019 and 2018, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2018, as included in Form 10-K filed with the SEC on November 29, 2018.

Our Company does not have any revenue. We classify our operating expenses into research and development, professional fees, and selling, general and administrative expenses. Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of: costs incurred in research and development partnerships, preliminary studies, development of potential intellectual property, and research initiatives.

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

The following table provides selected financial data about the Company as of May 31, 2019 and August 31, 2018.

Balance Sheet Data

	May 31,	August 31,
	2019	2018	Change

Cash	$286,439	$337,424	$(50,985)
Total Assets	$1,153,252	$396,998	$756,254
Total Liabilities	$1,018,873	$531,972	$486,901
Stockholders’ Equity (Deficit)	$134,379	$(134,974)	$269,353

We have not generated any revenues since inception through May 31, 2019. The decrease in cash was primarily due to an increase in general and administrative expenses, professional fees, and research and development costs offset by the issuance of common shares.

For the Three Months Ended May 31, 2019 Compared to the Three Months May 31, 2018

	Three months ended
	May 31,
	2019	2018	Change
Operating Expenses
General and administrative expense	$402,803	$104,564	$298,239
Professional fees	354,038	236,375	117,663
Research and development	184,204	236,845	(52,641)
Depreciation	243	73	170
Total Operating Expenses	941,288	577,857	363,431
Loss from Operations	(941,288)	(577,857)	(363,431)
Interest expense	32,439	-	32,439
Change in fair value of derivative liabilities	563,966	-	563,966
Net Loss	$(344,883)	$(577,857)	$232,974

Our operating expenses, for the three months ended May 31, 2019 were $941,288 compared to $577,857 for the same period in 2018. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

For the Nine months ended May 31, 2019 Compared to the Nine months ended May 31, 2018

	Nine months ended
	May 31,
	2019	2018	Change
Operating Expenses
General and administrative expense	$666,226	$272,052	$394,174
Professional fees	731,277	463,719	267,558
Research and development	858,224	917,388	(59,164)
Depreciation	383	219	164
Total Operating Expenses	2,256,110	1,653,378	602,732
Loss from Operations	(2,256,110)	(1,653,378)	(602,732)
Interest Expense	32,439	-	32,439
Change in fair value of derivative liabilities	897,096	-	897,096
Net Loss	$(1,326,575)	$(1,653,378)	$326,803

Our operating expenses, for the nine months ended May 31, 2019 were $2,256,110 compared to $1,653,378 for the same period in 2018. The higher operating expenses during the nine months ended May 31, 2019 were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2019	2018	Change
Current Assets	$1,152,395	$396,435	$755,960
Current Liabilities	1,018,873	531,972	486,901
Working Capital (Deficiency)	$133,522	$(135,537)	$269,059

Cash Flows

	Nine months ended
	May 31,
	2019	2018	Change
Cash Flows used in operating activities	$(1,731,580)	$(1,096,148)	$(635,432)
Cash Flows used in investing activities	(688)	(887)	199
Cash Flows provided by financing activities	1,679,772	862,656	817,116
Effects on changes in foreign exchange rate	1,511	(12,373)	13,884
Net change in cash during period	$(50,985)	$(246,752)	$195,767

Our total current assets as of May 31, 2019 were $1,152,395 as compared to total current assets of $396,435 as of August 31, 2018. The increase in current assets is primarily due to an increase in deposit for the option to exercise a license and deferred offering costs.

Our total current liabilities as of May 31, 2019 were $1,018,873 as compared to total current liabilities of $531,972 as of August 31, 2018. The increase in current liabilities was primarily due to an increase in derivative liability and accounts payable and accrued liabilities.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended August 31, 2019, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flow from Operating Activities

During the nine months ended May 31, 2019, cash used in operating activities was $1,731,580 compared to cash used in operating activities of $1,096,140 during the period ended May 31, 2018. The cash used from operating activities was primarily attributed to net loss of $1,326,575 and change in fair value of derivative of $897,096, offset by stock-based compensation of $376,095, and an increase in accounts payable and accrued liabilities of $91,471 for the nine months ended May 31, 2019. The cash used from operating activities was primarily attributed to net loss of $1,653,378, offset by stock-based compensation of $168,751, and an increase in accounts payable and accrued liabilities of $461,052 for the nine months ended May 31, 2018.

Cash Flow from Investing Activities

The Company used $688 and $887 for purchase of equipment for the nine months ended May 31, 2019 and 2018, respectively.

Cash Flow from Financing Activities

During the nine months ended May 31, 2019 and 2018, the Company received $1,675,637 and $860,786 from issuance of common stock and $12,220 and $18,472 from advance from related parties and repaid $8,087 and $16,602 to related parties, respectively.

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

RISKS RELATED TO OUR BUSINESS AND PRODUCT CANDIDATES

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are vital to our business.

We are a party to license agreements with NEOMED Institute, a Canadian not-for-profit corporation (“NEOMED”) and the Research Foundation at Stony Brook University, pursuant to which we in-license key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In particular, on April 24, 2019, we exercised our option (the “Option Exercise”) pursuant to the Material and Data Transfer, Option and License Agreement with NEOMED dated as of December 20, 2017, as amended on January 4, 2019 (the “NEOMED Agreement”). If we are found in the future not to be in compliance with the NEOMED Agreement, our license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”), or any other license agreements it could materially adversely affect our business, results of operations, financial condition and prospects. If we fail to comply with these any of our license obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

Upon the completion of our financial statements for the period ended May 31, 2019, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2018, noting the existence of substantial doubt about our ability to continue as a going concern. As of the date of this report, there have been no changes to management’s conclusion that there remains substantial doubt about our ability to continue as a going concern.

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

Pharmaceutical development requires substantial capital, skilled personnel and infrastructure to successfully develop products for the market. The success of our business is highly dependent on our ability to successfully develop, obtain regulatory approval for and commercialize products. We do not currently have the financial resources to fund the development of any lead product candidate and there is no assurance that we can raise enough capital to fund product development. If we are unable to raise additional capital, we will not be able to pursue the development of any products and may have to relinquish rights to any products we may have licensed.

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
•

the events related to the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Agency (the “DEA”), the FDA or other comparable foreign regulatory authorities;

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

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license or develop internally. We are currently the licensee of multiple issued patents and pending patent applications and we intend to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition, based upon our own discovery research initiatives, we filed two patent applications on December 10, 2018 on novel chemistry related to a solid-state CBD composition.

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

In the United States, the DEA regulates the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement of annual registrations to manufacture or distribute cannabinoid-based pharmaceuticals. We do not currently conduct manufacturing or repackaging/relabeling of any product candidates in the United States, however we intend to conduct research on cannabinoids, including naturally-occurring cannabinoids, which are currently considered a Schedule 1 controlled substance. We plan to obtain the required licenses regulating the possession and supply of cannabinoids and to utilize third party contractors to conduct research who have the required registrations, however there is no assurance that we will be successful in obtaining the required licenses or that we will be successful identifying or engaging third party contractors who have the required registrations.

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

To date, we have not obtained import, export, or supply licenses in any countries. We do not have an established track record of obtaining such required licenses and there is no assurance we will be able to obtain or maintain such licenses in the future, which could restrict our ability to conduct the research required for development and commercialization of lead products.

Any product candidates we develop will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Some of our product candidates may contain controlled substances as defined in the federal Controlled Substances Act of 1970 (the “CSA”). Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the United States which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts may be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination and place the product in a schedule other than Schedule I in order for it to be prescribed to patients in the U.S. Consequently, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to specific and potentially significant levels of regulation by the DEA. On November 25, 2015 the President of the United States signed a new law that (i) amends the CSA to require the DEA to issue an interim final scheduling rule within ninety days following FDA approval and the Secretary of Health and Human Services recommending that the Attorney General control the drug in Schedule II, III, IV or V, and (ii) amends the FDCA to ensure that companies do not lose exclusivity on newly approved drugs because of the DEA drug scheduling process. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any approved cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data than we customary to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

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

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, manufacturing or repackaging/relabeling in the U.S.

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

If one of our product candidates is approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If a product is listed as a Schedule II substance, we will not be allowed to import that drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. It is always possible the DEA could find that the active substance in a product, even if it is a plant derived substance, could be manufactured in the US. Moreover, Schedule I controlled substances, have never been registered with the DEA for importation commercial purposes, only for scientific and research needs. Therefore, if any of our future products could not be imported, that product would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity.

Manufacture in the United States. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of any future product candidates, if the active ingredient in the final dosage form is a cannabinoid and is currently a Schedule I controlled substance it would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

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

•

delays in obtaining regulatory authorization to commence a trial, including IRB approvals, licenses required for obtaining and using cannabinoids for research, either before or after a trial is commenced;

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

Cannabinoid-based research activities in the pharmaceutical industry may make it difficult to obtain insurance coverage.

In the event that we decide to commence research based on plant-derived cannabinoids in the U.S., obtaining and maintaining necessary insurance coverage, for such things as workers compensation, general liability, product liability and directors and officers insurance, may be more difficult and expensive for us to find because of our research directions utilizing synthetic and plant-derived cannabinoids. There can be no assurance that we will be able to find such insurance, if needed, or that the cost of coverage will be affordable or cost-effective. If, either because of unavailability or cost prohibitive reasons, we are compelled to operate without insurance coverage, we may be prevented from entering certain business sectors, experience inhibited growth potential and/or expose us to additional risks and financial liabilities.

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

In certain foreign markets, including countries in the European Union, pricing of prescription pharmaceuticals is subject to governmental control. Price negotiations with governmental authorities may range from 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. Our business could be detrimentally impacted if reimbursements of our products are unavailable or limited if pricing is set at unacceptable levels.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in our highly competitive industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our only employee, our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary, Gregory D. Gorgas. The loss of the services of Mr. Gorgas, and our inability to find a suitable replacement could result in delays in research and development and product development and harm our business. Additionally, although we have an employment agreement with our sole employee, this employment agreement provides for at-will employment, which means that Mr. Gorgas could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the life of Mr. Gorgas.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable service providers to remain at our Company, in addition to salary and cash incentives, we have issued stock options and restricted stock awards that vest over time. The value to service providers of stock options and restricted stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our success depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition, and results of operations.

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

We have incurred losses since inception. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities. Although we have closed five (5) equity offerings between July 2017 and May 2019 we continue to have very limited resources. To date our primary activities have been limited to, and our limited resources have been dedicated to, raising capital, non-clinical research on our programs, recruiting service providers, negotiating with business partners and licensors of intellectual property, filing patent applications, and complying with public reporting requirements.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the United States Patent and Trademark Office (the “USPTO”) and various government patent agencies outside of the U.S. over the lifetime of our and our licensors’ patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process and after patent issuance. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market in that jurisdiction with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of May 31, 2019, our current executive officers and certain large stockholders of the Company hold approximately 70.0% of the voting power of our outstanding shares. These officers and investors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers and these investors have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s stockholders.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Our common stock was previously listed for trading on the OTC Market’s OTCQB service under the symbol “ARTL.” Our stock has limited trading volume. Many of our securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements and other requirements applicable to companies that have previously been a shell company. An investor may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the investor desires, and the terms of such sale may be less favorable than might be obtainable because of a limited market, which may never develop.

Until December 2017, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8–K reflecting our status as a non-shell company, was filed with the SEC; and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that we were required to file such reports and materials), other than Form 8–K reports. We are currently subject to the reporting rules under the Exchange Act expect to remain subject to the reporting requirements under the Exchange Act. However, even then, many of our stockholders may be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares, and even after that 12-month period, sales may not be made under Rule 144 unless we are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline or make it difficult to establish a trading market in our shares.

Our public warrants are speculative in nature.

Our public warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to purchase shares of our common stock for a limited period of time. Specifically, commencing on the date of issuance, holders of public warrants may exercise their rights to acquire shares of our common stock until the fifth (5th) anniversary of the issuance date after which dates any unexercised warrants will expire and have no further value. There can be no assurance that the fair market value of our common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

Holders of our public warrants will have no rights as common stockholders until such holders exercise the public warrants and acquire our common stock.

Until holders of public warrants acquire shares of our common stock upon exercise of the warrants, holders of the public warrants will have no rights with respect to the shares of our common stock. Upon exercise of the public warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and sales of such shares may have a depressive effect on the share price of our common stock.

Many of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

Although our securities are listed on the Nasdaq Capital Market, an active trading market for our shares may never develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume.

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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which will require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and we will have until our fiscal year ending August 2020 to do so. We intend to continue to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Additionally, as we are now listed on the Nasdaq Capital Market, we expect the rules and regulations applicable to Nasdaq-listed companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as executive officers.

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

Because our common stock and our public warrants are publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We are an emerging growth company as well as a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and/or smaller reporting companies will make our securities less attractive to investors.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our securities will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2019, the Company received cash of $417,732 for 54,940 units at a price of $7.60 per unit (a “Series E Unit”) pursuant to the Company’s Series E Offering. Each Series E Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series E Stock Purchase Warrant to purchase one-half (1/2) share of common stock at a price of $16.00 per share for a period of 3 years from the issue date.

During three months ended May 31, 2019, the Company issued 61,297 shares of common stock to NEOMED for the exercise of the license.

During three months ended May 31, 2019, the Company issued 25,000 shares of our common stock to Blackrock Ventures, Ltd., a Company owned by a former director, in exchange for its prior services to the Company.

During three months ended May 31, 2019, the Company issued 11,363 shares of common stock to NEOMED pursuant to the terms of the First Amendment to NEOMED Agreement for payment of services valued at $100,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: July 15, 2019	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

