Form 10-K
period 2019-08-31
ARTELO BIOSCIENCES, INC.
filed 2019-11-25
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-234372

Artelo Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 210, La Jolla CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 943-1689

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ARTL	Nasdaq
Warrants	ARTLW	Nasdaq

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2019, was $12,168,442 based on a $9.12 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,426,276 shares of common stock issued and outstanding as of  November 21, 2019.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the timing of the initiation and completion of our clinical studies;
•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products candidates;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our expectation that our capital resources will not be sufficient to fund our operations for our operations for at least the next 12 months;
•	regulatory developments in the U.S. and in non-U.S. countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	potential claims related to our intellectual property;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our ability to develop innovative new product candidates; and
•	the size and growth of the markets for our product candidates;

In addition, you should refer to the “Risk Factors” section, including a risk regarding the volatility of our stock price, for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all , and failure to do so may cause our stock price to decline. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, and Trinity Research & Development Limited, in England and Wales unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Corporate Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate the endocannabinoid system (the “ECS”) and related signaling pathways, including a solid-state composition of cannabidiol (“CBD cocrystal”), with improved pharmaceutical-like properties which could have a meaningful impact on cannabinoid-based drug development. Our management team is highly experienced and has a successful history of development, regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies to ECS modulation, balances risk across mechanism of action and stages of development, and represents a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. In addition to our cocrystal program, we are currently evaluating ART27.13, which we currently anticipate will enter a Phase 1b/2a trial for cancer related anorexia in the second quarter of 2020, and ART26.12, which is being studied as an endocannabinoid modulator and cancer therapeutic and is in the late pre-clinical stage.

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

U.S. and international patent applications including broad claims to our novel cocrystal composition of CBD were filed in late 2018 and a continuation filing with the United States Patent and Trademark Office (the “USPTO”) in April 2019. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and, if issued, should provide for long lasting market exclusivity for our CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies.

In addition to our own internal discovery research, we are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic small molecule program, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist which was originally developed at AstraZeneca plc (“AstraZeneca”). We have exercised our option to exclusively license this product candidate through the NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”). In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in otherwise healthy patients with back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with U.K. regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients. We are planning to initiate a Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 upon successful completion of manufacturing new study material and when the regulatory authorities in the U.K. which we currently anticipate will be in the second quarter of 2020, with initial data expected by year end.

Our second in-licensed program is a platform of small-molecule inhibitors for fatty acid binding protein 5 (“ FABP5”), based upon scientific developments achieved at Stony Brook University (“SBU”) which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to begin developing these candidates. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, their high degree of similarity among the various types has proven challenging to the creation of drugs targeting specific FABPs. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, we believe researchers at SBU discovered the chemistry for creating a highly specific and potent small molecule inhibitor for FABP5. In addition to its potential as an endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development. Large amounts of human clinical epidemiological and animal model data support FABP5 as a well validated oncology therapeutic target, especially for triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer can begin in 2021.

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 - Cannabinoid Agonist	Anorexia associated with cancer	Phase 1	Cancer anorexia cachexia syndrome: $2 billion
ART12.11 – CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $9 billion PTSD: $7 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer	Pre-clinical	Prostate cancer: $8 billion Breast cancer: $13 billion

Therapeutics market size based upon total global annual prescription drug sales in 2016, 2017 or 2018

Sources: http://wiseawareness.com/cancer-cachexia-market/; http://www.openpr.com/wiki/global-breast-cancer-therapeutics-market; http://www.globenewswire.com/news-release/2018/09/24/1575060/0/en/Global-Prostate-Cancer-Therapeutics-Market-Will-Reach-USD-17-200-Million-By-2024-Zion-Market-Research.html; http://www.prnewswire.com/news-releases/the-global-inflammatory-bowel-diseases-ibd-drug-market-is-estimated-at-6-7bn-in-2017-and-7-6bn-in-2023--300688523.html; http://www.credenceresearch.com/report/post-traumatic-stress-disorder-therapeutics-market

Background

The ECS is composed of cannabinoid receptors, endogenous receptor ligands (“endocannabinoids”) and their associated transporter mechanisms, as well as enzymes responsible for the synthesis and degradation of endocannabinoids, and has emerged as a considerable target for pharmacotherapy approaches of numerous human diseases. As a widespread modulatory system, the ECS plays important roles in the CNS, development, synaptic plasticity, and the response to endogenous and environmental factors.

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

Corporate History

We were initially incorporated as Knight Knox Development Corp. in the State of Nevada on May 2, 2011 with a plan to develop an online business using our domain www.offeritnow.com to generate revenues by (i) selling ad space to third party websites, (ii) charging a fee for listing items for sale on the Company’s website or (iii) selling items on the auction section of our website. On November 18, 2016, James Manley, who had served as President, Chief Executive Officer, Chief Financial Officer, Secretary and director resigned from the Company. On that date, Peter O’Brien acquired all 1,000,000 shares of common stock that had previously been owned by James Manley and assumed the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and director of the Company.

On November 11, 2016, we registered a fully owned subsidiary in Ireland, Trinity Reliant Ventures Limited and on June 2, 2017 we registered a fully owned subsidiary in the UK, Trinity Research and Development Limited, to oversee our European operations. To date, activities within the subsidiary have consisted of raising equity capital and performing research and development activities in the United Kingdom.

On January 19, 2017, a majority of stockholders and the Board approved a change of our name to Reactive Medical, Inc. to pursue the licensing, development and commercialization of cannabinoid-based therapeutics.

On April 3, 2017, Mr. O’Brien resigned from the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company and the Board appointed Gregory D. Gorgas to assume those positions. At that time, Mr. Gorgas also became a member of our Board. Mr. O’Brien retained his seat on the Board and was appointed Senior Vice President – European Operations. Mr. Gorgas purchased a total of 293,333 shares of our common stock at a price of $0.001 per share, which shares are subject to a repurchase option by us should Mr. Gorgas’ employment end prior to the fourth anniversary of his employment. Mr. O’Brien has since resigned from the Board on March 1, 2019.

On April 14, 2017, with the approval of our Board and stockholders owning a majority of our outstanding shares, we filed a Certificate of Change with the Secretary of State of Nevada to change our name to Artelo Biosciences, Inc. The new name more accurately informs our stockholders about our focus and business strategy. The name “Artelo” was selected to portray our focus on improving and/or administering products distributed via arterial blood flow, and “Biosciences” to more accurately reflect our focus on drug development, including those derived from or synthetic mimetics of botanically sourced chemicals.

On May 2, 2017, Mr. O’Brien entered into an agreement to sell fifty percent (50%) of his shares to an investor for $3,000. In addition, we increased the size of our Board from two members to four members and appointed Connie Matsui and Steven Kelly as members of our Board.

On June 2, 2017, we registered a wholly owned subsidiary in England and Wales, Trinity Research & Development Limited.

On July 31, 2017, we closed a private placement offering of 244,038 Series A Units (the “Series A Units”) of our equity securities at a price of $3.20 per Unit for aggregate proceeds of $780,921 (the “Series A Offering”). Each Series A Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series A Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $8.00 per share for a period of five (5) years from the issue date (the “Series A Common Stock Warrants”). The Series A Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series A Subscription Agreement”) occurred on July 31, 2017. As part of the Series A Offering, the Company and the investors entered into a Series A Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series A Offering, including those issuable upon exercise of the Series A Common Stock Warrants, within one hundred eighty (180) days from the closing of Series A the Offering.

On July 31, 2017, Douglas Blayney, M.D. was appointed to the Board. On September 20, 2017, Georgia Erbez and R. Martin Emanuele, Ph.D. were appointed to the Board.

On March 23, 2018, we closed a private placement offering of 163,606 Series B Units (the “Series B Units”) of our equity securities at a price of $5.20 per Series B Unit for aggregate proceeds of $850,751 (the “Series B Offering”). Each Series B Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series B Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $9.90 per share for a period of five (5) years from the issue date (the “Series B Common Stock Warrants”). The Series B Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series B Subscription Agreement”) occurred on March 23, 2018. As part of the Series B Offering, the Company and the investors entered into a Series B Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series B Offering, including those issuable upon exercise of the Series B Common Stock Warrants, within one hundred eighty (180) days from the closing of the Series B Offering.

On September 12, 2018, we closed a private placement offering of 87,629 Series C Units (the “Series C Units”) of our equity securities at a price of $6.00 per Series C Unit for aggregate proceeds of $525,823 (the “Series C Offering”). Each Series C Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series C Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $10.50 per share for a period of five (5) years from the issue date (the “Series C Common Stock Warrants”). The Series C Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series C Subscription Agreement”) occurred on September 12, 2018. As part of the Series C Offering, the Company and the investors entered into a Series C Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series C Offering, including those issuable upon exercise of the Series C Common Stock Warrants, within one hundred eighty (180) days from the closing of Series C the Offering.

On January 30, 2019, we closed a private placement offering of 209,635 Series D Units (the “Series D Units”) of our equity securities at a price of $6.00 per Series D Unit for aggregate proceeds of $1,257,905 (the “Series D Offering”). Each Series D Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series D Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $14.00 per share for a period of five (5) years from the issue date (the “Series D Common Stock Warrants”). The Series D Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series D Subscription Agreement”) occurred on January 30, 2019. As part of the Series D Offering, the Company and the investors entered into a Series D Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series D Offering, including those issuable upon exercise of the Series D Common Stock Warrants, within one hundred eighty (180) days from the closing of Series D the Offering.

On April 25, 2019, we held an initial closing of a private placement offering of our Series E Units (the “Series E Units”). On May 24, 2019, we held a final closing of our Series E Units. We sold an aggregate total of 54,940 Series E Units at a price of $7.60 per Series E Unit for aggregate proceeds of $417,732.10 (the “Series E Offering”). Each Series E Unit consists of: (i) one (1) share of common stock; and (ii) a Series E Common Stock Purchase Warrant to purchase one-half (1/2) share of common stock at a price of $16.00 per share for a period of three (3) years from the issue date. The Series E Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series E Subscription Agreement”) occurred on May 24, 2019. As part of the Series E Offering, the Company and the investors entered into a Series E Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series E Offering, including those issuable upon exercise of the Series E Common Stock Warrants, within one hundred eighty (180) days from the closing of Series E the Offering.

On June 25, 2019, the Company sold an aggregate of 1,300,813 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.4575 per share (the “Warrants”) pursuant to that certain Underwriting Agreement dated as of June 21, 2019 (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative for the several underwriters named in Schedule I thereto (the “Underwriters”). In addition, the Company granted the Underwriters a 45-day option to purchase up to 195,121 additional shares of Common Stock, or Warrants, or any combination thereof, to cover over-allotments, if any. The Common Stock and the Warrants were offered and sold to the public (the “Offering”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-230658), filed by the Company with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”), on April 1, 2019, as amended, and which became effective on June 20, 2019. The offering price to the public was $6.15 per unit. In addition, simultaneously with the closing of the Offering the Company sold 191,102 Warrants upon the partial exercise of the Underwriters’ over-allotment option. The Company received gross proceeds of approximately $8,000,000, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated Offering expenses.

The Underwriting Agreement contains customary representations, warranties, and covenants by the Company. It also provides for customary indemnification by each of the Company and the Underwriters, severally and not jointly, for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, certain existing stockholders and each of the Company’s directors and executive officers have entered into “lock-up” agreements with the Underwriters that generally prohibit the sale, transfer, or other disposition of securities of the Company for a period of at least 180 days following June 20, 2019 without the prior written consent of Underwriters.

Pursuant to the Underwriting Agreement, the Company also agreed to issue to the Underwriters warrants (the “Underwriter’s Warrants”) to purchase up to a total of 104,065 shares of Common Stock (8% of the shares of Common Stock sold in the Offering). The Underwriter’s Warrants are exercisable at $6.765 per share of Common Stock and have a term of three years. Pursuant to the customary FINRA rules, the Underwriter’s Warrants are subject to a 180-day lock-up pursuant to which the representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of the prospectus relating to the Offering.

In addition, pursuant the Underwriting Agreement, the Company granted Maxim, a right of first refusal, for a period of twelve months from the commencement of sales of this Offering, to act as sole and exclusive investment banker, book-runner, financial advisor, underwriter and/or placement agent, at Maxim’s sole and exclusive discretion, for each and every all future public or private equity, equity-linked, or debt (excluding commercial bank debt) financings.

The total expenses of the Offering were approximately $636,000 which included Maxim’s expenses relating to the Offering.

In connection with the Offering described above, the Common Stock and the Warrants began trading on the Nasdaq Capital Market on June 21, 2019 under the trading symbols “ARTL” and “ARTLW,” respectively.

On June 21, 2019, the Company also entered into a Warrant Agency Agreement with Globex Transfer, LLC (“Warrant Agency Agreement”) pursuant to which Globex Transfer, LLC agrees to act as transfer agent with respect to the Warrants.

The Company filed a Certificate of Change with the Secretary of State of Nevada, pursuant to which, effective at 4:18 p.m. Pacific Standard Time on June 20, 2019 (the “Effective Time”), the Company effected a one-for-eight reverse split of its authorized and issued and outstanding Common Stock (the “Reverse Stock Split”). The number of authorized shares of Common Stock was reduced from 150,000,000 to 18,750,000.

Intellectual Property

We are a party to certain license agreements as described below, and, going forward we intend to license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of products that modulate the ECS.

Patent Estate and Licenses

Product Candidate	Patent Status	License
ART27.13 - Cannabinoid Agonist	Two (2) issued patents (US & Intl) including composition of matter, term 11/3/25	Worldwide exclusive license
ART12.11 – CBD Cocrystal	Pending composition of matter applications (US & Intl), filed 12/10/18, priority 12/11/17	N/A (wholly owned by Artelo)
ART26.12 – FABP5 inhibitor	Two (2) patents issued (US), term 7/19/30 and 7/19/33, and three (3) pending (Intl) covers the target, composition of matter, and utility claims, filed 7/19/10, 7/19/13, and 3/10/17	Worldwide exclusive license

The NEOMED Relationship

On December 20, 2017, the Company entered into the NEOMED Agreement, which provides the Company with up to twelve months from the date of receipt by the Company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with NEOMED’s proprietary therapeutic compound NEO1940, now known as ART27.13 (the “Compound”) and an option (the “NEOMED Option”) for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. The NEOMED Agreement has an effective date of January 2, 2018 (the “NEOMED Effective Date”). On the NEOMED Effective Date, the Company issued 15,000 shares of its common stock to NEOMED. Pursuant to the terms of the NEOMED Agreement, within 30 days after the NEOMED Effective Date, NEOMED, without additional consideration and at its sole cost, delivered to the Company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the NEOMED Agreement.

On January 4, 2019, the Company entered into the First Amendment to Material and Data Transfer, Option and License Agreement by and between us and NEOMED (the “First Amendment to NEOMED Agreement”), pursuant to which the Company agreed to issue NEOMED shares of our common stock as consideration for the waiver by NEOMED of the cash payment of $100,000 that was due to NEOMED on October 1, 2018. The Company issued 61,297 shares of common stock to NEOMED in connection with the Company’s exercise of the NEOMED Option. The Company also issued 11,363 shares of common stock to NEOMED pursuant to the terms of the First Amendment to NEOMED Agreement. Pursuant to the NEOMED Agreement, in July 2019, the Company completed a payment of $1,500,000 to NEOMED for the exercise of the NEOMED Option. Upon exercise of the NEOMED Option, NEOMED provided the Company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights in all fields.

In connection with the NEOMED Agreement, additional potential payments of up to two hundred million dollars will be due upon the achievement of certain regulatory, commercial, and sales milestones. Additionally, we may pay mid-to high-single digit royalties on annual net sales of any product successfully developed.

In clinical development studies with NEOMED’s prior sponsor, NEO1940 was dosed in over 200 subjects. From 2007 to 2008, NEO1940 was evaluated in five phase I clinical trials under its original sponsor, AstraZeneca. NEO1940 was administered orally in 205 patients and its safety, tolerability, pharmacokinetics and pharmacodynamics were investigated. Four of these studies were single dose or Single Ascending Dose (“SAD”) studies. An initial SAD study was conducted in Caucasian population. The program was completed with another study performed in a Japanese population. The two other single dose studies aimed at measuring a pharmacodynamics effect (Proof-of-Principle or POP studies) on analgesia using the capsaicin test in one case of the third molar extraction model in the other case. The last phase I study was a Multiple Ascending Dose (“MAD”) study, where patients with chronic lower back pain received NEO1940 for a scheduled period of 12 days. Further details of the studies are found in Table 1.

Table 1 – Clinical studies performed with NEO1940

Year	Full Title	Schedule	Primary Endpoint	Secondary Endpoints
2007

Phase I, First Time in Man, Single-Centre, Randomised, Double-Blind (within panels), Placebo-Controlled Study to Investigate Safety, Tolerability and Pharmacokinetics of NEO1940 after Administration of Oral Single Ascending Doses in Healthy Volunteers

		Single dose	Safety and tolerability	CNS effects; PK profile
2007-2008

A Phase I, Single-Centre, Randomised, Double-Blind (within panels), Placebo-Controlled Study to Investigate Safety, Tolerability and Pharmacokinetics of NEO1940 after Administration of Oral Single Ascending Doses in Japanese Healthy Male Volunteers

		Single dose	Safety and tolerability	CNS effects; PK profile
2007-2008

A Phase I, Single-centre, Randomised, Double-blind, Placebo-controlled Crossover Study in Healthy Volunteers to Evaluate Effects of a Single Oral Dose of NEO1940 on Intradermal and Topical Capsaicin-evoked Pain Symptoms(1)

		Single dose	Effects on intradermal capsaicin injection-evoked pain response by assessment of pain intensity (continuous VAS rating) and to evaluate the effect on heat pain threshold in skin exposed to topical	Other pain parameters; safety and tolerability; CNS effects; PK profile, PK/PD effects
2008	A Randomised, Double Blind, Placebo-Controlled Study to Investigate the Analgesic Efficacy of a Single Dose of NEO1940, in Patients Undergoing Impacted Mandibular Third Molar Extraction(2)	Single dose	To investigate the analgesic effect compared to placebo in dental surgery patients following impacted mandibular third molar extraction.	safety and tolerability; CNS effects; PK profile, PK/PD effects
2008

A Phase I, Multi-Centre, Randomised, Double-blind, Placebo-controlled Study to Investigate the Safety, Tolerability and Pharmacokinetics of NEO1940, Including an Interaction Study, After Administration of Oral Multiple Ascending Doses in Adult Subjects with Chronic Low Back Pain(3)

		Multiple dose	Safety and tolerability	CNS effects; PK profile, CYP450 induction

___________

(1)	Kalliomäki J, et al. Clin Exp Pharmacol Physiol. 2013 Mar;40(3):212-8.

(2)	http://clinicaltrials.gov/ct2/show/NCT00659490?term=AZD1940&rank=2

(3)	http://clinicaltrials.gov/ct2/show/NCT00689780?term=AZD1940&rank=1

NEO1940 demonstrated, in general, an acceptable safety and tolerability profile in the safety endpoints. The profile of the observed safety effects was generally typical of cannabinoids and the majority of the adverse events were of mild or moderate intensity. A maximum tolerated dose was defined by the frequency and severity of adverse events. A dose dependent increase in body weight was observed in the MAD study. In three out of the five phase I studies, analgesia in acute pain models was also measured as an end-point; no convincing analgesic efficacy has been seen in any of these studies.

The Stony Brook University Relationship

On January 18, 2018, we entered into a license agreement (the “Stony Brook Agreement”) with the Research Foundation at Stony Brook University (the “Foundation”) which agreement became effective on that same date. The Stony Brook Agreement provides us with an exclusive license under certain licensed patents of the Foundation (the “Patent Rights”) to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) (as defined in the Stony Brook Agreement) and Other Product(s) (as defined in the Stony Brook Agreement) worldwide in all fields, including without limitation the field of human therapeutics. The Stony Brook Agreement has an effective date of January 18, 2018 (the “SBU Effective Date”).

Pursuant to the Stony Brook Agreement, we will pay to the Foundation an upfront fee and annual license maintenance fees, beginning on the first anniversary of the SBU Effective Date and annually thereafter on each anniversary of the SBU Effective Date.

We will also be required to pay a low-single digit royalty on net sales on any patent products (the “Royalties”). The Stony Brook Agreement provides for a reduction of the Royalties in certain cases. We will also pay to the Foundation, beginning in the first calendar year of the first commercial sales, an annual minimum royalty fee (the “Annual Minimum Royalty”). The Annual Minimum Royalty will be credited against the total Royalties due for the calendar year in which the Annual Minimum Royalty.

We will also be required to make payments for the following milestones:

Milestone	Milestone Payment ($US)
Lead candidate selection (milestone one of the Commercialization business plan) or second anniversary of SBU Effective Date, whichever comes first	$25,000.00
Initiation of a Phase II Clinical Trial for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter (as defined in the Stony Brook Agreement)	$150,000.00
Initiation of a Phase III clinical trial for the first indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$250,000.00
Upon First Commercial Sale based upon FDA or European Medicines Agency (“EMA”) regulatory approval for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,500,000.00
Receiving FDA or EMA approval for the second and each subsequent Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,000,000.00
First time annual Net Sales (as defined in the Stony Brook Agreement) greater than $100,000,000.00	$1,000,000.00
First time annual Net Sales greater than $500,000,000.00	$5,000,000.00

The term of the Stony Brook Agreement commenced on the SBU Effective Date and will continue until the Stony Brook Agreement is terminated in accordance with its terms.

Research & Development

In view of the urgent need for new and more effective drugs, we intend to combine innovative science and accelerated clinical development to create and develop novel therapies using cannabinoid-based medications and similar compounds which modulate the ECS. Our current research and development efforts have been limited to investigative work surrounding cannabinoids, including creating and developing novel formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with the University of Nottingham, U.K. and various CRO’s in the U.S. and U.K.

Scientific Approach

We intend to create, acquire, and develop a full spectrum of therapeutics, each of which has the potential to modulate the ECS for human health. The principal scientific platforms of our strategy are as follows:

•

Synthetics and Mimetics. We plan to acquire rights to intellectual property for research and clinical stage assets developed within the pharmaceutical industry and leading research institutions which utilize synthetically developed mimetics or alternatives to plant-based cannabinoids. Our efforts to secure rights to synthetics and novel compounds led us to the NEOMED Agreement with NEOMED for the Compound.

•

New Chemical Entities. We expect to license intellectual property rights for research stage platforms and new chemical entities developed within leading academic institutions under which we may develop programs that modulate the ECS or related signaling pathways. These programs may involve the use of compounds which are neither plant based nor synthetically-derived cannabinoids, but are instead compounds that have been shown to have promising potential for modulating the ECS. Our initiatives for this strategy led us to the license novel technology from Stony Brook University, which we expect to be a core program for the Company.

Our Board and management have experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. As we build our pipeline and advance our research and clinical development programs, we will evaluate partnerships with large pharmaceutical and biopharmaceutical companies where applicable. Based upon our management’s current experience and the future talent we may attract, we plan to retain rights to develop and commercialize products on our own. However, we will seek collaborations with biopharmaceutical partners should that strategy serve to maximize the value for our stockholders.

Two of our development programs were licensed from established and respected organizations that have already conducted pre-clinical research and, in some cases, clinical research. Our science and regulatory teams are leveraging this research to speed development and commercialization timelines across our growing portfolio. Our current pipeline encompasses multiple mechanisms for endocannabinoid system modulation. The specific programs that are currently in development are set forth below.

•

ART12.11 – Our novel solid-state CBD composition is targeted for development in Inflammatory Bowel Disease, Post-Traumatic Stress Disorder (“PTSD”), and rare/orphan diseases. The rare/orphan disease strategy is supported by recent FDA actions with other company programs containing CBD, however, we intend to prioritize pain conditions associated with inflammation and neurologic conditions such as epilepsy and PTSD.

•

ART26.12 – Our FABP5 inhibitor program is intended for treatment of breast cancer, prostate cancer, and neuropathic and nociceptive pain. Our near-term goal is to identify a lead development compound and assess its activity in models of cancer and pain. Once one or more lead compound(s) are selected, we intend to initiate regulatory-enabling studies.

•

ART27.13 – ART27.13 is our name for the compound formerly known as NEO1940 and AZD1940. We intend to develop a formulation suitable for treatment of anorexia/weight loss associated with cancer. ART27.13 has been in 205 subjects in prior clinical studies and is clinic-ready for a Phase 1b/2a study in anorexia associated with cancer.

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

Our potential competitors, which include pharmaceutical and biopharmaceutical companies such as Novartis International AG, Helsinn Therapeutics (U.S.), Inc.,Cannabics Pharmaceuticals Inc., and GW Pharmaceuticals OLC, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain approval from the FDA or other regulatory agencies for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Government Regulation

United States

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an IND application, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with GCPs to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

Foreign Jurisdictions

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (the “FCPA”), prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.

International Laws

In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

Other Healthcare Laws

Our business operations and current and future arrangements with healthcare professionals, consultants, customers and patients, may expose us to broadly applicable state and federal fraud and abuse and other healthcare laws and regulations. These laws constrain the business and financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•

U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label;

•

the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the health care fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;

•

in addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities may conclude that some of our business practices, including our promotional activities and interactions with our customers do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, additional integrity reporting and oversight obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

U.S. Healthcare Reform

In the U.S. and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in the U.S., in March 2010, the Patient Protection and Affordable Care Act (the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers. Among the ACA’s provisions of importance to our business are the following:

•	implementation of a 2.3% excise tax imposed on manufacturers and importers for certain sales of medical devices, which, due to subsequent legislation will not go into effect until January 1, 2020;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, Executive Office of the President of the United States signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the 2.3% excise tax imposed on manufacturers and importers for certain sales of medical devices, the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, and the annual fee imposed on certain health insurance providers based on market share.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Additionally, individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs.

Employees

We currently have one (1) full-time employee, Mr. Gregory D. Gorgas, serving as President and CEO, and three (3) contractors, Mr. Peter O’Brien, serving as our Senior Vice President - European Operations, Mr. Jason Baybutt, serving as our Senior Vice President – Finance, and Dr. Steven Reich, M.D., serving as our Chief Medical Officer. We also engage multiple consultants and advisors who provide services on a part-time basis. Our employee, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We have no unionized employees. We currently have no retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employee, consultants, and contractors to be satisfactory.

Implications of being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	being permitted to present only two years of audited financial statements and only two years of “Selected Financial Data” and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year ending August 2020. However, if certain events occur prior to the end of such period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such period.

We have elected to take advantage of certain of the reduced disclosure obligations in the registration statement of which this prospectus is a part and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND PRODUCT CANDIDATES

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are vital to our business.

We are a party to license agreements with NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”) and the Research Foundation at Stony Brook University, pursuant to which we in-license key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In particular, on April 24, 2019, we exercised our option (the “Option Exercise”) pursuant to the Material and Data Transfer, Option and License Agreement with NEOMED dated as of December 20, 2017, as amended on January 4, 2019 (the “NEOMED Agreement”). If we are found in the future not to be in compliance with the NEOMED Agreement, our license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”), or any other license agreements it could materially adversely affect our business, results of operations, financial condition and prospects. If we fail to comply with these any of our license obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

Upon the completion of our financial statements for the period ended August 31, 2019, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2019, noting the existence of substantial doubt about our ability to continue as a going concern. As of the date of this report, there have been no changes to management’s conclusion that there remains substantial doubt about our ability to continue as a going concern.

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

Changes in regulatory requirements or other unforeseen circumstances may impact the timing of the initiation or completion of our clinical trials.

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols or our development plan to reflect these changes. Amendments may require resubmitting clinical trial protocols to the FDA or other similar authorities in other jurisdictions and institutional review boards for reexamination, which may impact the costs, timing or successful completion of our clinical trials. If we experience delays in completion of, or if we terminate any planned clinical trials, the commercial prospects for product candidates may be harmed, and the ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of product candidates.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenues from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including:

•	our research and development efforts, including preclinical studies and clinical trials of our product candidates;

•	developing sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own current good manufacturing processes ( cGMPs ), manufacturing facilities and processes;

•	addressing any competing technological and industry developments;

•	identifying, assessing, acquiring and/or developing new technology platforms and product candidates across numerous therapeutic areas;

•	obtaining regulatory approvals and marketing authorizations for product candidates;

•	launching and commercializing any approved products, either directly or with a collaborator or distributor;

•	obtaining market acceptance of and acceptable reimbursement for any approved products;

•	completing collaborations, licenses and other strategic transactions on favorable terms, if at all;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

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

As of August 31, 2019, our current executive officers and certain large stockholders of the Company hold approximately 23% of the voting power of our outstanding shares. These officers and investors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers and these investors have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s stockholders.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037, U.S. Additionally, we have an office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our European subsidiaries: Trinity Reliant Ventures, Ltd (Ireland) and Trinity Research & Development, Ltd. (U.K.). We do not currently own any properties, laboratories, or manufacturing facilities. The leases for our office space are month-to-month.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants began trading on the Nasdaq Capital Market on June 21, 2019 under the trading symbols “ARTL” and “ARTLW,” respectively.

Our shares are issued in registered form. Globex Transfer, LLC at 780 Deltona Blvd, Suite 202, Deltona, FL 32725 (Telephone: (813) 344-4490; Facsimile: (386) 267-3124) is the registrar and transfer agent for our common shares.

On November 21, 2019, the shareholders’ list showed 180 registered shareholders with 3,426,276 shares of common stock outstanding.

Description of Securities

The Company’s authorized capital stock consists of 25,000,000 shares of capital stock, par value $0.001 per share, of which 18,750,000 shares are common stock, par value $0.001 per share and 6,250,000 of preferred stock, par value $0.001 per share. As of November 21, 2019, the Company has 3,426,726 shares of common stock outstanding held by approximately one hundred eighty (180) stockholders of record, and no shares of preferred stock outstanding.

Common Stock

The holders of our common stock (i) have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board; (ii) are entitled to share in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. Reference is made to the Company’s Articles of Incorporation, By-laws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of the Company’s securities.

Preferred Stock

The Company has authorized 6,250,000 shares of preferred stock. There is no preferred stock outstanding. Our Board may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preference, sinking fund terms and the number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying, deterring or preventing a change in control. Such issuance could have the effect of decreasing the market price of the common stock. We currently have no plans to issue any shares of preferred stock.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights; meaning that the holders of 50.1% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Dividend Policy

We have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2019

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations, for the year ended August 31, 2019 and 2018, should be read in conjunction with our audited financial statements, as included in this Form 10-K.

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

The following table provides selected financial data about the Company as of August 31, 2019 and 2018.

Balance Sheet Data

	August 31,	August 31,
	2019	2018	Change

Cash	$4,423,965	$337,424	$4,086,541
Total Assets	$6,482,726	$396,998	$6,085,728
Total Liabilities	$1,021,513	$531,972	$489,541
Stockholders’ Equity (Deficit)	$5,461,213	$(134,974)	$5,596,187

We have not generated any revenues since inception through August 31, 2019. The increase cash was primarily due to equity raising activities.

For the Year ended August 31, 2019 Compared to the Year ended August 31, 2018

	Year ended
	August 31,
	2019	2018	Change
Operating Expenses
General and administrative expense	$952,334	$508,278	$444,056
Professional fees	1,164,695	585,069	579,626
Research and development	1,091,992	1,249,854	(157,862)
Depreciation	510	290	220
Total Operating Expenses	3,209,531	2,343,491	866,040
Loss from Operations	(3,209,531)	(2,343,491)	(866,040)
Interest Expense	31,256	-	31,256
Change in fair value of derivative liabilities	1,006,099	-	1,006,099
Net Loss	$(2,172,176)	$(2,343,491)	$171,315

Our operating expenses, for the year ended August 31, 2019 were $3,209,531 compared to $2,343,491 for the same period in 2018. The higher operating expenses during the year ended August 31, 2019 were primarily related to professional fees for ongoing regulatory requirements, and general and administrative expenses for application fee, stock based compensation and payroll.

Liquidity and Capital Resources

Working Capital

	August 31,	August 31,
	2019	2018	Change
Current Assets	$4,442,588	$396,435	$4,046,153
Current Liabilities	1,021,513	531,972	489,541
Working Capital	$3,421,075	$(135,537)	$3,556,612

Cash Flows

	Year ended
	August 31,
	2018	2017	Change
Cash Flows used in operating activities	$(2,792,676)	$(1,610,020)	$(1,182,656)
Cash Flows used in investing activities	(1,500,688)	(845)	(1,499,843)
Cash Flows provided by financing activities	8,377,427	1,388,451	6,988,976
Effects on changes in foreign exchange rate	2,478	(12,937)	15,415
Net change in cash during period	$4,086,541	$(235,351)	$4,321,892

Our total current assets as of August 31, 2019 were $4,442,588 as compared to total current assets of $396,435 as of August 31, 2018. The increase in current assets is primarily due to an increase in cash from share issuance and intangible assets.

Our total current liabilities as of August 31, 2019 were $1,021,513 as compared to total current liabilities of $531,972 as of August 31, 2018. The increase in current liabilities was primarily due to an increase in accounts payable and accrued liabilities and increase in stock payable.

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

Cash Flow from Operating Activities

During the year ended August 31, 2019, cash used in operating activities was $2,792,676 compared to cash used in operating activities of $1,610,020 during the year ended August 31, 2018. The cash used from operating activities was primarily attributed to net loss of $2,712,176 and change in fair value gain of derivative of $1,006,099, offset by stock-based compensation of $425,110, increase in stock payable of $100,000 decrease in prepaid expenses of $27,048, and decrease in accounts payable and accrued liabilities of $180,409 for the year ended August 31, 2019. The cash used from operating activities was primarily attributed to net loss of $2,343,491, offset by stock-based compensation of $290,004, and an increase in accounts payable and accrued liabilities of $500,696 for the year ended August 31, 2018.

Cash Flow from Investing Activities

The Company used $688 and $845 to purchase equipment and $1,500,000 and $0 as partial payment for a license for the year ended August 31, 2019 and 2018, respectively.

Cash Flow from Financing Activities

During the year ended August 31, 2019 and 2018, the Company received $8,376,379 and $1,386,613 from issuance of common stock and $18,758 and $19,894 from advance from related parties and repaid $17,228 and $18,056 to related parties, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

November 25, 2019

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$4,423,965	$337,424
Prepaid expenses	8,336	35,384
Deposits	1,500	1,500
Other receivable	8,787	22,127
Total Current Assets	4,442,588	396,435
Equipment, net of accumulated depreciation of $792 and $282, respectively	721	563
Intangible asset	2,039,417	-
TOTAL ASSETS	6,482,726	396,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$348,863	$529,272
Due to related party	3,732	2,700
Derivative liability	29,501	-
Stock payable	639,417	-
Total Current Liabilities	1,021,513	531,972

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 and 0 shares issued and outstanding as of August 31, 2019 and 2018, respectively	-	-
Common Stock, par value $0.001, 18,750,000 shares authorized, 3,353,616 and 1,750,268 shares issued and outstanding as of August 31, 2019 and 2018, respectively	3,354	1,750
Additional paid-in capital	10,278,421	2,514,136
Accumulated deficit	(4,810,756)	(2,638,580)
Accumulated other comprehensive loss	(9,806)	(12,280)
Total Stockholders' Equity (Deficit)	5,461,213	(134,974)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,482,726	$396,998

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year ended
	August 31,
	2019	2018

OPERATING EXPENSES
General and administrative	$952,334	$508,278
Professional fees	1,164,695	585,069
Research and development	1,091,992	1,249,854
Depreciation	510	290
Total Operating Expenses	3,209,531	2,343,491

Loss from Operations	(3,209,531)	(2,343,491)

OTHER INCOME (EXPENSE)
Other income	31,256	-
Change in fair value of derivative liabilities	1,006,099	-
Total other income	1,037,355	-

Provision for income taxes	-	-

NET LOSS	(2,172,176)	$(2,343,491)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	2,474	(12,937)
Total Other Comprehensive Income Loss	2,474	(12,937)

TOTAL COMPREHENSIVE LOSS	$(2,169,702)	$(2,356,428)

Basic Loss per Common Share	$(1.00)	$(1.84)
Diluted Loss per Common Share	$(1.46)	$(1.84)

Basic Weighted Average Common Shares Outstanding	2,172,465	1,277,527
Diluted Weighted Average Common Shares Outstanding	2,172,465	1,277,527

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
			paid-in		Accumulated Other
	Common stock		capital	Accumulated	Comprehensive
	Shares	Amount	(deficiency)	Deficit	Income (loss)	Total

Balance, August 31, 2017	1,415,908	$1,416	$837,853	$(295,089)	$657	$544,837

Common shares issued for cash	254,360	254	1,386,359	-	-	1,386,613
Stock option granted for services	-	-	107,169	-	-	107,169
Common shares issued for services - officers	65,000	65	56,770	-	-	56,835
Common shares issued for services	15,000	15	125,985	-	-	126,000
Net loss for the period	-	-	-	(2,343,491)	-	(2,343,491)
Other comprehensive gain	-	-	-	-	(12,937)	(12,937)
Balance, August 31, 2018	1,750,268	1,750	2,514,136	(2,638,580)	(12,280)	(134,974)

Common shares issued for cash	1,565,388	1,566	8,374,813	-	-	8,376,379
Common shares issued for price protection	12,950	13	(13)	-	-	-
Common shares issued for services - officers	-	-	52,000	-	-	52,000
Common shares issued for services - related party	25,000	25	239,975	-	-	240,000
Reclass of warrant derivative liability from equity	-	-	(1,035,600)	-	-	(1,035,600)
Stock option granted for services	-	-	133,110	-	-	133,110
Reverse stock split adjustment	10	-	-	-	-	-
Net loss for the period	-	-	-	(2,172,176)	-	(2,172,176)
Other comprehensive loss	-	-	-	-	2,474	2,474
Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended
	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,172,176)	$(2,343,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	425,110	290,004
Depreciation	510	282
Change in fair value of derivative	(1,006,099)	-
Stock payable	100,000	-
Changes in operating assets and liabilities:
Prepaid expenses	27,048	(35,384)
Other receivable	13,340	(22,127)
Accounts payable and accrued liabilities	(180,409)	500,696
Net cash used in operating activities	(2,792,676)	(1,610,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(688)	(845)
Purchase of license	(1,500,000)	-
Net cash used in investing activities	(1,500,688)	(845)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	8,376,379	1,386,613
Advance from related party	18,276	19,894
Repayment to related party	(17,228)	(18,056)
Net cash provided by financing activities	8,377,427	1,388,451

Effects on changes in foreign exchange rate	2,478	(12,937)

Net decrease in cash and cash equivalents	4,086,541	(235,351)
Cash and cash equivalents - beginning of period	337,424	572,775
Cash and cash equivalents - end of period	$4,423,965	$337,424

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Reclass of warrant derivative liability from equity	$1,035,600	$-
Stock payable for acquisition of license	$539,417
Share issuance for price protection	$13	$-

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Notes to the Financial Statements

For the years ended August 31, 2019 and 2018

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended August 31, 2019, no impairment losses have been identified.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,423,965 and $337,424 in cash and cash equivalents at August 31, 2019 and 2018, respectively.

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

Deferred Offering Costs

Deferred offering costs were capitalized and consisted of fees and expenses incurred directly in connection with the Company’s offering that was completed during the year ended August 31, 2019. At the time of the completion of the offering the amounts were transferred to additional paid in capital. Deferred offering costs included legal and accounting costs.

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

The Company has recently adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-Based Payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

There were $425,110 and $290,004 share-based expenses for the year ending August 31, 2019 and 2018, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at August 31, 2019 and 2018.

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

For the years ended August 31, 2019 and 2018, potentially dilutive instruments are as follows:

	August 31, 2019	August 31, 2018
Warrants	2,334,937	495,306
Options	234,000	50,000
Total	2,568,937	545,306

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any revenue to cover its operating cost, and requires additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended August 31, 2019, the Company had a net loss of $2,172,176. As of August 31, 2019, the Company had an accumulated deficit of $4,810,756 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended August 31, 2019 and 2018, the president of the Company incurred $1,530 and $1,340 of expenses on behalf of the Company. The amounts owed to the related party as of August 31, 2019 and 2018 are $3,732 and $2,202, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the year ended August 31, 2019 and 2018, the former President, and current Senior Vice President, European Operations, who is a major stockholder of the Company, paid for expenses on behalf of the Company for a total of $16,746 and $18,554, respectively. The amount of $17,228 and $18,056 was repaid during the year ended August 31, 2019 and 2018, respectively. The amounts owed to the related party as of August 31, 2019 and 2018 are $0 and $498, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the year ended August 31, 2019, Blackrock Ventures, Ltd., an entity owned by the Senior Vice President, European Operations, who is a major stockholder of the Company, provided $38,000 worth of consulting services to the Company. On March 15, 2019, the Board approved the issuance of 25,000 shares of our common stock valued at $240,000 in exchange for its prior services to the Company.

On November 18, 2016, the former President of the Company transferred all of the 750,000 shares that he held to the Company’s current Senior Vice President, European Operations.

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of August 31, 2019, and 2018 no salary is owed. During the year ended August 31, 2019 and 2018, $209,369 and $74,840 were paid as salary to Mr. Gorgas, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Stock based compensation

On January 26, 2018, the Company received $65,000 from two related parties from shares issuance under subscription agreement. The amounts have been recorded as stock common stock issued and was be settled with shares of the Company subsequent to quarter end. The amounts of $65,000 with related parties is for the issuance of 99,999 common shares, purchase price of $0.65 and 12,500 warrants with an exercise price of $12 per share, and five years expiry date. (See note 5).

During the year ended August 31, 2019 and 2018, the company recorded $52,000 and $56,835 of stock compensation expense for all five members of the Company’s Board of Directors, respectively. The stock based compensation related to restricted stock awards issued in 2017.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001.

During the year ended August 31, 2019 and 2018, there were no issuance of preferred stock.

Common Shares

The Company has authorized 18,750,000 common stock with a par value of $0.001 per share. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended August 31, 2019, the Company issued 1,603,348 shares of common stock as follows,

•

The Company received cash of $1,257,905 for 209,635 units at a price of $6.00 per unit (a “Series D Unit”) pursuant to the Company’s Series D offering. Each Series D Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series D Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $14.00 per share, for a period of 5 years from the issue date.

•

The Company received cash of $417,732 for 54,940 units at a price of $7.60 per unit (a “Series E Unit”) pursuant to the Company’s Series E Offering. Each Series E Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series E Common Stock Purchase Warrant to purchase one-half (1/2) share of common stock at a price of $16.00 per share for a period of 3 years from the issue date.

•	On March 15, 2019, the Board approved the issuance of 25,000 shares of our common stock valued at $240,000 to Blackrock Ventures, Ltd., a Company owned by a former director, in exchange for its prior services to the Company.
•	On June 25, 2019, the Company sold an aggregate of 1,300,813 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share and a warrant to purchase one (1) share of common stock at an exercise price equal to $6.4575 per share. The offering price to the public was $6.15 per unit. In addition, the Company granted the Underwriters a 45-day option to purchase up to 195,121 additional shares of common stock, or warrants, or any combination thereof, to cover over-allotments, if any. Simultaneously with the closing of the offering the Company sold 191,102 warrants at $0.01 per warrant for cash proceeds of $1,911 upon the partial exercise of the underwriters’ over-allotment option. The Company received gross proceeds of approximately $8,001,911, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.
•

The Company issued 12,950 shares and 6,490 warrants for price protection provision related to the Series E units. The company recorded the issuance at par value of $0.001, adjusting to additional paid in capital of $13.

•	10 shares were issued in related to a reconciliation of the reverse stock split.

During the year ended August 31, 2018, the Company issued 334,360 shares of common stock as follows,

•	On January 2, 2018, the Company issued 15,000 shares of its common stock valued at $126,000 to NEOMED for services.

•	The Company received $10,000 that has been recorded as stock issued in relation to a subscription agreement on June 30, 2017, for the issuance of 3,125 shares of common stock.

•

The Company received cash of $850,785 that has been recorded for the issuance of 163,606 shares of common stock at a price of $5.20 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted on January 26, 2018 and March 15, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series B Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $12.00 per share for a period of 5 years from the issue date.

•

The Company received cash of $525,828 that has been recorded for the issuance of 87,629 shares of common stock at a price of $6.00 per Unit pursuant to a private placement offering conducted by the Company in relation to subscription agreements accepted up to August 31, 2018. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series C Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $14.00 per share for a period of 5 years from the issue date.

Per the terms of the subscription agreement, following the closing date until the earlier of (i) the date that the registration is declared effective by the SEC, or (ii) the date the shares become freely tradable, if the Company issues any common stock or common stock equivalent entitling the holder to acquire common stock at a price below $3.20, the Company will be required to issue the subscribers that number of additional units equal to the difference between the units issued at closing, and the number units the Company would have issued to the subscriber had the offering been completed at this discounted price. In accordance with ASU 2017-11, these cash subscription agreements entered into by the Company contain embedded derivative features, which in accordance with the new guidance, do not give rise to an associated derivative liability.

•	The Company has issued 65,000 Restricted Shares Award (the “RSAs”) to five of the Company’s Directors, vesting annually over a four-year period, in each case subject to the director’s continued service to the Company. Refer to Note 4 for further discussion related to the RSAs.

Stock Payable

During the year ended August 31, 2019, the Company recorded stock payable of 72,660 shares of common stock to NEOMED as follows:

•	61,297 shares, valued at $539,417, for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. The worldwide license has been capitalized as an intangible asset
•	11,363 shares for settlement of accrued liability of $100,000

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

Under the terms of the subscription agreements for the Company’s private placement offerings, following the closing date of such private offering until the earlier of (i) the date that the registration statement of the shares issued in such offering is declared effective by the SEC, or (ii) the date the shares otherwise become freely tradable, if the Company issues any common stock or common stock equivalent entitling the new investor to acquire common stock at a price below the purchase price for that particular prior subscription agreement, the Company will be required to issue the prior investor additional units, each consisting of one share of common stock and a warrant to purchase one share of common stock, equal to the difference between the units actually issued at such closing to the new investor, and the number of units we would have issued to the prior investor had the offering been completed at this new, lower price per share. Management reviewed the terms of the agreements and determined that in accordance with ASC 815, these cash subscription agreements entered into by the Company contain derivative features. As of August 31, 2019, a derivative liability of $29,501 has been recorded.

During the year ended August 31, 2018, the Company issued warrants with the purchase of the Series A and Series B units. For each share purchased, the investor received one Series A or Series B or Series C Common Stock Purchase Warrant to purchase one share of the Company’s common stock for a period of five years from the date of the share subscription with ranges of prices from $8.00 per share to $14.00 per share. A total of 254,389 warrants were issued during the year ended August 31, 2018.

On June 25, 2019, the Company sold an aggregate of 1,300,813 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share and a warrant to purchase one (1) share of common stock at an exercise price equal to $6.4575 per share.

In relation to the offering described above, the Company also agreed to issue to the underwriters warrants to purchase total of 104,065 shares of Common Stock (8% of the shares of Common Stock sold in the offering). The underwriter’s warrants are exercisable at $6.765 per share of common stock and have a term of three years. The warrants were issued for services provided by the underwriters.

A summary of activity of the warrants during the year ended August 31, 2019 and 2018 follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2017	240,917	$8.00	4.83
Granted	254,389	12.64	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2018	495,306	$10.40	4.23
Granted	1,839,575	7.46	3.23
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2019	2,334,881	$8.15	4.14

The intrinsic value of the warrants as of August 31, 2019 is $0. All of the outstanding warrants are exercisable as of August 31, 2019.

The intrinsic value of the warrants as of August 31, 2018 was $585,691.

2018 Equity Incentive Plan

On August 17, 2018, the Board of Directors of the Company approved the Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the Company to issue up to 375,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or nonstatutory stock options that are not intended to qualify as “incentive stock options”. Incentive stock options may be granted only to employees. The 2018 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2018 Plan will expire on August 17, 2028.

On August 17, 2018, the Company granted options to directors and consultants to purchase an aggregate of 50,000 shares of our common stock at a price of $10.8 per share with a various vesting schedule. The options expire August 17, 2028, unless such director and consultants ceases his or her service as a director or consultant prior the exercise or expiration of the option.

On July 18, 2019, the Company granted options to a consultant to purchase 2,500 shares of our common stock at a price of $3.12 per share. The options are immediately vested and expire July 18, 2029.

On August 29, 2019, the Company granted options to officers and directors to purchase an aggregate of 181,500 shares of our common stock at a price of $1.99 per share with a various vesting schedule. The options expire August 29, 2029.

The Company utilizes the Black-Scholes model to value the stock options. The Company utilized the following assumptions:

	Year Ended	Year Ended
	August 31,	August 31,
	2019	2018
Expected term	5 years	10 years
Expected average volatility	158%	170%
Expected dividend yield	-	-
Risk-free interest rate	1.40%	2.87%

Name	Number of Shares	Exercise Price	Vesting Commencement Date	Expiration Date	Vesting Schedule
Saoirse O’Sullivan	12,500	$10.8	August 17, 2018	August 17, 2028	(1)
R. Martin Emanuele, Ph.D.	12,500	$10.8	August 17, 2018	August 17, 2028	(1)
Andy Yates, Ph.D.	12,500	$10.8	August 17, 2018	August 17, 2028	(1)
Steven D. Reich, M.D.	12,500	$10.8	April 1, 2018	August 17, 2028	(2)
Rob Prince	2,500	$3.12	July 18, 2019	July 18, 2029	100% vested
Gregory D. Gorgas	75,000	$1.99	August 29, 2019	August 29, 2029	(3)
Connie Matsui	26,500	$1.99	August 29, 2019	August 29, 2029	(4)
Douglas Blayney, MD	18,000	$1.99	August 29, 2019	August 29, 2029	(4)
Georgia Erbez	22,250	$1.99	August 29, 2019	August 29, 2029	(4)
R. Martin Emanuele, PhD	17,500	$1.99	August 29, 2019	August 29, 2029	(4)
Steven Kelly	22,250	$1.99	August 29, 2019	August 29, 2029	(4)
Total option grants:	234,000
_________

(1)

Twenty-five percent (25%) of the Shares subject to the Option shall vest on the Vesting Commencement Date, and one forty-eighth (1/48th) of the Shares subject to the Option shall vest each month thereafter on the same day of the month as the Vesting Commencement Date.

(2)

The number of Shares that will vest upon the first day following the end of such Vesting Period (a “Vesting Date”) will equal (i) the lesser of (a) the number of hours that the Company’s Chief Executive Officer certifies Participant provided the Services during such Vesting Period or (b) 60, multiplied by (ii) a number of Shares equal to 350 divided by the exercise price per Share of the option. “Vesting Period” means each three-month period during the term of the consulting agreement, beginning on the Vesting Commencement Date.

(3)

The shares subject to this option award will vest, subject to Mr. Gorgas’ continued service through the applicable vesting date, ratably over 48 months starting on August 29, 2019, such that the option will be fully vested on August 29, 2023.

(4)

One Hundred percent (100%) of the Shares subject to the Option shall vest on the earlier to occur of

(i) the date six (6) months from the Vesting Commencement Date or

(ii) the date immediately preceding the 2020 annual meeting of stockholders,

subject to Participant continuing to be a Service Provider through each such date.

During the year ended August 31, 2019, $133,110 was expensed, and as of August 31, 2019, $637,865 remains unamortized. During the year ended August 31, 2018, $107,169 was expensed, and as of August 31, 2018, $429,519 remained unamortized.

The following is a summary of stock option activity during the year ended August 31, 2019 and 2018:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2017	-	$-	$-
Granted	50,000	10.80	10.0
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, August 31, 2018	50,000	$10.80	$9.97
Granted	184,000	2.01	10.0
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, August 31, 2019	234,000	$3.88	$9.78

The following table summarizes information relating to exercisable stock options as of August 31, 2019:

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
	Contractual life (in years)	Exercise Price	Shares	Exercise Price
50,000	8.97	$10.80	21,700	$10.80
2,500	9.89	$3.12	2,500	$3.12
181,500	10.00	$1.99	-	$-

The intrinsic value of the 234,000 options as of August 31, 2019 is $0. The intrinsic value of the 50,000 options outstanding as of August 31, 2018 was $0.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the year end August 31, 2019 and 2018, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at August 31, 2019. The Company has incurred a net operating loss of $5,041,541, the net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns remain subject to examination by the IRS.

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

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2019	2018
NOL Carryover	$(1,058,724)	$(578,959)
Valuation allowance	1,058,724	578,959
Net deferred tax asset	$-	$-

NOTE 7 – INTANGIBLE ASSET

During the year ended August 31, 2019, the Company made a $1,500,000 payment and recorded stock payable of 61,297 shares of common stock, valued at $539,417 for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. The Company has capitalized the costs associated with acquiring the worldwide license as an intangible asset at a value of $2,039,417 as of August 31, 2019.

NOTE 8 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments in relation to Research and Development contracts. As of August 31, 2019:

•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.

•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

•

Our principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037, U.S. Additionally, we have an office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our European subsidiaries: Trinity Reliant Ventures, Ltd (Ireland) and Trinity Research & Development, Ltd. (U.K.). We do not currently own any properties, laboratories, or manufacturing facilities. The leases for our office space are month-to-month.

NOTE 9 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

Changes in the fair value of the warrant liability were as follows:

Fair value – August 31, 2018	$-

Reclass of warrant derivative liability from equity	1,035,600
Change in fair value for the period of warrant derivative liability	(1,006,099)
Fair value – August 31, 2019	29,501

As of August 31, 2019, there is no derivative liability associated with Series D shares as they are freely tradable.

The Monte Carlo pricing model was used to estimate the fair value of the derivative liability and reflected the following assumptions:

	Year Ended August 31, 2019	Year Ended August 31, 2018
Assumptions for Pricing Model:
Expected term in years	0.46	-
Volatility	127%	-
Risk-free interest rate	1.42%-2.10%	-
Expected annual dividends	0%	-

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred that require recognition or disclosure, other than those disclosed below.

Subsequent to August 31, 2019, the Company issued of 72,660 shares of common stock to NEOMED to settle $639,417 of stock payable. A total of 61,297 shares of common stock were issued for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. A total of 11,363 shares of common stock were issued to settle $100,000 of accrued liabilities with NEOMED.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2019 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2019. Management believes that the material weaknesses set forth above did not have an effect on our financial results.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended August 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III may be included in our proxy statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. If we do not file a proxy statement with respect to a 2020 Annual Meeting prior to December 29, 2019, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III may be included in our proxy statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. If we do not file a proxy statement with respect to a 2020 Annual Meeting prior to December 29, 2019, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III may be included in our proxy statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. If we do not file a proxy statement with respect to a 2020 Annual Meeting prior to December 29, 2019, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III may be included in our proxy statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. If we do not file a proxy statement with respect to a 2020 Annual Meeting prior to December 29, 2019, we will amend this Annual Report on Form 10-K to include the information required by this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III may be included in our proxy statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. If we do not file a proxy statement with respect to a 2020 Annual Meeting prior to December 29, 2019, we will amend this Annual Report on Form 10-K to include the information required by this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation and Amendments	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
3.5	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 19, 2019.	S-1/A	333-230658	06/20/2019
3.6	Certificate of Change	8-K	001-38951	06/25/2019
4.1	Form of the Underwriter’s Warrant	S1/A	333-230658	06/20/2019
10.1	Senior Promissory Note dated November 18, 2016	8-K	333-199213	11/18/2016
10.2	Consultancy Agreement by and between the Company and Dr. Saoirse O’Sullivan, PhD dated March 22, 2017.	8-K	333-199213	4/7/2017
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.				*
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5	Note Repayment Agreement by and between Artelo Biosciences, Inc. and Malibu Investments Limited	8-K	333-199213	5/8/2017
10.6	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.7#	Indemnification Agreement dated as of July 31, 2017	8-K	333-199213	8/4/2017
10.8	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.9	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	33-199213	1/16/2018
10.10+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.11#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
10.13	Form of Warrant Agency Agreement	S-1/A	333-230658	06/20/2019
31.1	Section 302 Certification				*
32.1**	Section 906 Certification				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
**

The certification attached as Exhibits 32.1 that accompany this Annual Report, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ARTELO BIOSCIENCES, INC.

Dated November 25, 2019	By:	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gregory D. Gorgas, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 25, 2019	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: November 25, 2019	/s/ Connie Matsui
Connie Matsui
Director

Dated: November 25, 2019	/s/ Steven Kelly
Steven Kelly
Director

Dated: November 25, 2019	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: November 25, 2019	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: November 25, 2019	/s/ Georgia Erbez
Georgia Erbez
Director

