Form 10-K/A
period 2019-08-31
ARTELO BIOSCIENCES, INC.
filed 2019-12-18
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2019, was $12,811,969 based on a $9.60 closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The Registrant had 3,420,026 shares of common stock, par value $0.001 per share, issued and outstanding as of December 11, 2019.

EXPLANATORY NOTE

Artelo Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the period ended August 31, 2019, which was originally filed on November 25, 2019 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part III. The Company does not anticipate filing its definitive proxy statement within 120 days of its fiscal year ended August 31, 201 9 . Therefore, the information required by Part III of Form 10-K will not be incorporated by reference to our definitive proxy statement for the 20 20 Annual Meeting of Stockholders.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors (“Board”) and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	56
Connie Matsui(1)(3)	Director, Chairperson of the Board	65
Steven Kelly(1) (3)	Director	54
Douglas Blayney(2)	Director	69
R. Martin Emanuele(2)	Director	65
Georgia Erbez(1)(3) (4)	Director	52
John W. Beck(1) (5)	Director	60

_______________

(1) Member of the audit committee

(2) Members of the corporate governance and nominating committee

(3) Members of the compensation committee

(4) Georgia Erbez resigned from the Board on December 2, 2019.

(5) John W. Beck was appointed to the Board on December 6 , 2019.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Directors

Gregory D. Gorgas was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our Company on April 3, 2017. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately-held company he co-founded, that applies proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. Mr. Gorgas currently serves as director at Theragence and on the advisory board at Klotho Therapeutics. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

We believe that Mr. Gorgas’ professional background and experience in the biotechnology industry and assisting companies in financing efforts give him the qualifications and skills necessary to serve as an officer and director of our Company.

Connie Matsui was elected to our Board on May 2, 2017. Ms. Matsui brings to her role over 16 years of general management experience in the biotechnology industry. Ms. Matsui retired from Biogen Idec in January 2009 as Executive Vice President, Knowledge and Innovation Networks. She served as an Executive Committee member at both Biogen Idec and IDEC Pharmaceuticals, a predecessor of Biogen Idec. Among the major roles she held after joining IDEC in November 1992 were: Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning; Collaboration Chair for the late stage development and commercialization of rituximab (tradenames: Rituxan ® , MabThera ® ) in partnership with Roche and Genentech; and Project Leader for Zevalin ® , the first radioimmunotherapy approved by the FDA. Prior to entering the biotechnology industry, Ms. Matsui worked for Wells Fargo Bank in general management, marketing and human resources. Ms. Matsui currently serves as the Chair of the Board at Halozyme Therapeutics and at Sutro Biopharma and has been active on a number of not-for-profit boards. She was National President/Board Chair of the Girl Scouts of the USA from 1999 to 2002. Ms. Matsui earned BA and MBA degrees from Stanford University.

We believe that Ms. Matsui’s professional background experience gives her the qualifications and skills necessary to serve as a director of our Company and chairperson of the Board.

Steven Kelly was elected to our Board on May 2, 2017. Mr. Kelly brings nearly thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. Mr. Kelly is currently CEO at Carisma Therapeutics, a venture backed biotech pioneering the development of CAR macrophages, a disruptive approach to immunotherapy in cancer. From 2012 to 2018, Mr. Kelly was the principal of Kelly BioConsulting, LLC, and served as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Previously, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an early stage oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University.

We believe that Mr. Kelly’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Douglas Blayney was elected to our Board on July 31, 2017. Dr. Blayney is a Professor of Medicine at Stanford University and former Medical Director of Stanford Cancer Center. Dr. Blayney is a past president of the American Society of Clinical Oncology (ASCO) and a founder of the ASCO Quality Symposium. He was previously a Professor of Internal Medicine and Medical Director of the Comprehensive Cancer Center at the University of Michigan, and prior to that practiced and led Wilshire Oncology Medical Group, Inc. a physician owned multidisciplinary oncology practice in southern California. Dr. Blayney served on the Food and Drug Administration’s Oncologic Drugs Advisory Committee and is Founding Editor-in-Chief and Editor-in-Chief Emeritus of ASCO’s Journal of Oncology Practice. He has over 70 scientific publications with expertise on clinical trial development, use of oncology drugs in clinical practice, and information technology use. Dr. Blayney earned a degree in electrical engineering from Stanford, is a graduate of the University of California, San Diego School of Medicine, and received post graduate training at UCSD and at the National Cancer Institute in Bethesda, Maryland.

We believe that Dr. Blayney’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

R. Martin Emanuele was elected to our Board on September 20, 2017. Dr. Emanuele is currently co-founder and Chief Operating Officer of Visgenx. Inc, a private bio-pharmaceutical company. From May 2011 to October 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc., (now Savara, Inc a bio-pharmaceutical company). From April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., and leading provider of dialysis and other healthcare services in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and CEO of SynthRx, Inc. a private bio-pharmaceutical company that was acquired by Mast Therapeutics (Savara, Inc) in April 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately-held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Corporate Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a PhD in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a BS in biology from Colorado State University. He also holds an MBA with an emphasis in healthcare and pharmaceutical management from the University of Colorado.

We believe that Dr. Emanuele’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Georgia Erbez was elected to our Board on September 20, 2017 and resigned on December 2, 2019. Ms. Erbez is currently Chief Financial Officer of Harpoon Therapeutics, Inc. Previously, she served as Chief Business Officer and CFO of Zosano Pharma Corporation, a public pharmaceutical company, from September 2016 to May 2018. Ms. Erbez has served as Chief Business Officer of Zosano Pharma Corporation, a public pharmaceutical company, since September 2016. She Ms. Erbez served as Chief Financial Officer and Executive Vice President of Asterias Biotherapeutics, Inc., a biopharmaceutical company, from November 2015 to March 2016. From September 2012 to November 2014 she served as Chief Financial Officer, Secretary and Treasurer of Raptor Pharmaceuticals, a pharmaceutical company. Prior to Raptor, Ms. Erbez was a Managing Director, Healthcare Investment Banking at Collins Stewart, a wealth management company, from April 2011 to January 2012. From June 1998 to September 2012, Ms. Erbez was a senior level investment banker at Beal Advisors, Jeffries & Company, Inc. and Cowen and Company. She has also held positions at the investment banks Hambrecht & Quist and Alex, Brown & Sons Inc. Ms. Erbez received a Bachelor of Arts degree, International Relations from the University of California at Davis.

We believe that Ms. Erbez’s professional background experience gives her the qualifications and skills necessary to serve as a director of our Company.

John W. Beck was elected to our Board on December 6 , 2019. Mr. Beck, age 60 , has served as the Senior Vice President and Chief Financial Officer at Ritter Pharmaceuticals, Inc., a publicly traded pharmaceutical company, since May 2018. From 2008 until its acquisition by AstraZeneca in 2012, Mr. Beck, served first as a board member and later as Chief Financial Officer and Senior Vice President of finance & operations of Ardea Biosciences Inc. (“Ardea”). Before joining Ardea, Mr. Beck spent 10 years with Metabasis Thereapeutics Inc., as a Co-Founder and its Chief Financial Officer. Since leaving Ardea in 2012, Mr. Beck has been serving as a board member and advisor to August Therapeutics, Inc., a San Diego California-based company developing non-systemic therapeutics to treat disordered eating and obesity, and Pinnacle Medical Holdings, LLC, a Denver Colorado-based physician-led network of health-care providers, which was acquired by OnPoint Medical Group, LLC in August 2017. Mr. Beck also serves as a financial mentor to UCSD’s TRITON Funds. Mr. Beck holds a Bachelor’s degree in Accounting from the University of Washington, Seattle and a Bachelor’s degree in Theology from a Seattle-area seminary.

We believe that M r . Beck ’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Executive Officers

Gregory D. Gorgas. Please see biography in “Directors” section above.

Board Meetings

Since August 31, 2018, our Board has met five times on November 30, 2018, March 15, 2019, June 20, 2019, October 4, 2019, and December 13, 2019, at which meetings all directors attended.

Audit Committee

Our audit committee is currently comprised of John W. Beck*, Steven Kelly, and Connie Matsui. Mr. Beck, serves as the chairperson of our audit committee. Ms. Erbez previously served as the chairperson of our audit committee before her departure. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”) . Our Board has also determined that Mr. Beck is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee will include, among other things:

•	selecting and hiring the independent registered public accounting firm to audit our financial statements;
•	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;
•

reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

•	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
•	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•	overseeing our policies on risk assessment and risk management;
•	reviewing related party transactions; and
•	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq , a copy of which can be found on our website at www.artelobio.com .

* On December 2, 2 019, Georgia Erbez resigned from the Board of Directors and the committees on which she was serving. On December 6, 2019, John W. Beck was appointed to the Board of Directors and as Chair of the Audit Committee .

Compensation Committee

Our compensation committee is currently comprised of Steven Kelly and Connie Matsui; Ms. Erbez also served on the compensation committee before her resignation in December 2019. Mr. Kelly serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of Nasdaq. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee will include, among other things:

•	reviewing and approving or recommending to the Board for approval compensation of our executive officers and directors;
•	overseeing our overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including our executive officers;
•	reviewing, approving and making recommendations to our Board regarding incentive compensation and equity plans; and
•	administering our equity compensation plans.

Our compensation committee operates under a written charter, which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which can be found on our website at www.artelobio.com .

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is currently comprised of Douglas Blayney and R. Martin Emanuele. Mr. Blayney serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of Nasdaq listing standards. The responsibilities of our nominating and corporate governance committee will include, among other things:

•	identifying, evaluating and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;
•	evaluating the performance of our Board and of individual directors;
•	considering and making recommendations to our Board regarding the composition of our Board and its committees; and
•	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Our nominating and corporate governance committee operates under a written charter, which satisfies the listing standards of Nasdaq , a copy of which can be found on our website at www.artelobio.com.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the Code of Business Conduct and Ethics is available on our website at www.artelobio.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended August 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2019 and 2018 ; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Gregory D. Gorgas
President, CEO, CFO,	2019	209,369	-	-	138,058	-	-	-	347,427
Secretary, Treasurer and Director	2018	74,840	-	-	-	-	-	-	74,840

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2019, there was an option to purchase 75,000 shares of our common stock held by our named executive officer.

Executive Employment Agreements

On April 3, 2017, our Company entered into an employment agreement with Gregory D. Gorgas. On March 15, 2019, the compensation committee of the Board increased Mr. Gorgas’ salary by $10,000 per month, effective immediately.

On August 30, 2019, and effective as of June 20, 2019, the Company and Mr. Gorgas entered into an amended and restated employment agreement (the “Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Gorgas will receive a base salary of $396,000 per year, less applicable withholdings, and he will be eligible to earn an annual target bonus of up to 50% of his base salary upon achievement of performance objectives to be determined by the Company’s board of directors or its compensation committee. Mr. Gorgas is also eligible to participate in any employee benefit plans sponsored by us.

In addition, in connection with his employment, we have granted Mr. Gorgas an option to purchase 75,000 shares of our common stock at $1.99 per share pursuant to our 2018 Equity Incentive Plan. The shares subject to this option award will vest, subject to Mr. Gorgas’ continued service through the applicable vesting date, ratably over 48 months starting on August 29, 2019, such that the option will be fully vested on August 29, 2023. The vesting of the option is also subject to certain vesting acceleration provisions pursuant to the Employment Agreement.

The Employment Agreement also provides that Company shall pay the premiums for a life insurance policy for Mr. Gorgas for coverage of up to $1,000,000, and Mr. Gorgas shall be entitled to select personal beneficiaries for 100% of the proceeds of such policy. Mr. Gorgas may also choose to pay any additional premiums to increase the coverage of this life insurance policy.

The Employment Agreement also provides benefits in connection with a termination of employment under specified circumstances. Under the terms of the Employment Agreement, if we terminate Mr. Gorgas’ employment other than for cause, death, or disability, or Mr. Gorgas terminates his employment for good reason, Mr. Gorgas will be entitled to receive, subject to his timely execution and non-revocation of a release of claims, non-disparagement and his continued adherence to the non-solicitation provision of the Employment Agreement the following benefits: (A) if his termination of service occurs within the period 3 months prior to and 12 months after a change of control of the Company, (i) a lump sum severance payment equal to (x) 12 months of his then-current base salary and (y) his prorated annual bonus at the target level of achievement for the year in which the termination occurs, (ii) reimbursements for Mr. Gorgas and his eligible dependents’ COBRA premiums for up to 12 months; and (iii) accelerated vesting as to 100% of Mr. Gorgas’ then-outstanding time-based and performance-based equity awards; or (B) if his termination of service occurs outside of the period 3 months prior to and 12 months after a change of control of the Company, (i) continuing monthly payments of his then-current base salary for 12 months, (ii) a lump sum payment equal to a pro-rata portion of his then-current year target bonus, (iii) reimbursements for Mr. Gorgas and his eligible dependents’ COBRA premiums for up to 12 months; and (iv) accelerated vesting as to (x) 100% of Mr. Gorgas’ then-outstanding time-based equity awards and (y) that portion of Mr. Gorgas’ then-outstanding performance based equity awards for the performance goals that had been satisfied at the time of termination or are expected to be satisfied.

If any of the severance and other benefits provided for in the Employment Agreement or otherwise payable to Mr. Gorgas constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to excise tax under Section 4999 of the Internal Revenue Code, then such payments will be delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to excise tax, whichever results in the greater amount of after-tax benefits to Mr. Gorgas.

Director Compensation

The following table shows the compensation earned by persons who served on our Board of Directors during the fiscal year ended August 31, 2019, who are not one of our Named Executive Officers.

We granted stock options to purchase a total of 106,500 shares of common stock to our directors during the year ended August 31, 2019 and did not pay cash or any other compensation. Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Connie Matsui	0	0	48,780	0	0	0	48,780

Douglas Bla yney	0	0	33,134	0	0	0	33,134

Georgia Erbez	0	0	40,957	0	0	0	40,957

R. Martin Emanuele	0	0	32,213	0	0	0	32,213

Steven Kelly	0	0	40,957	0	0	0	40,957

The stock options issued in the above table were options granted on August 29, 2019 to purchase shares of the Company’s common stock at an exercise price of $1.99 with an expiry date of August 29, 2029. The stock options vest on the earlier of six months after issuance or the date immediately preceding the 2020 annual meeting of stockholders.

Non-Employee Director Compensation Policy

We intend to compensate our Board members at a rate of $15,000-$20,000 per year beginning in their second year of service and at a rate of $20,000-$30,000 each year thereafter, subject to Board approval. We have agreed to reimburse Board members for any reasonable expenses incurred by them in connection with any travel requested by and on behalf of our Company.

Employee Stock Plan

2018 Equity Incentive Plan

Our Board has adopted a 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders have approved it. Our 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

Authorized Shares. A total of 500,000 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 261,750 shares of common stock are issued and outstanding December 11, 2019.

Plan Administration. Our board of directors or one or more committees appointed by our board of directors will administer the 2018 Plan. Our compensation committee of our board of directors currently administers our 2018 Plan. In addition, if we determine it is desirable to qualify transactions under the 2018 Plan as exempt under Rule 16b-3 of the Exchange Act, or Rule 16b-3, such transactions will be structured to satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of our 2018 Plan, the administrator has the power to administer the plan, including but not limited to, the power to determine the fair market value of our common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2018 Plan, determine the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of our 2018 Plan and awards granted under it, prescribe, amend and rescind rules relating to our 2018 Plan, including creating sub-plans, modify or amend each award, including but not limited to the discretionary authority to extend the post-termination exercisability period of awards (except no option or stock appreciation right will be extended past its original maximum term) and allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award). The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type, which may have a higher or lower exercise price and/or different terms, awards of a different type and/or cash or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Stock Options. We may grant stock options under the 2018 Plan. The exercise price of options granted under our 2018 Plan will at least be equal to 100% of the fair market value of our common stock on the date of grant. The term of an option may not exceed 10 years. With respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, he or she may exercise his or her option, to the extent vested as of the termination date, for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 6 months. In all other cases, in the absence of a specified time in an award agreement, the option will generally remain exercisable for 30 days following the termination of service. However, in no event may an option be exercised later than the expiration of its term. Subject to the provisions of our 2018 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights. We may grant stock appreciation rights under our 2018 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 6 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for 30 days following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of our 2018 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock. We may grant restricted stock under our 2018 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of our 2018 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever vesting conditions it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us), except the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units. We may grant restricted stock units under our 2018 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2018 Plan, the administrator determines the terms and conditions of restricted stock units, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of company-wide, divisional, business unit or individual goals (including, but not limited to, continued employment or service) or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned restricted stock units in the form of cash, in shares or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Non-Transferability of Awards. Unless the administrator provides otherwise, our 2018 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments. In the event of any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of our shares or other securities, or other change in our corporate structure affecting our shares, to prevent diminution or enlargement of the benefits or potential benefits available under our 2018 Plan, the administrator will adjust the number and class of shares that may be delivered under our 2018 Plan and/or the number, class and price of shares covered by each outstanding award and the numerical share limits set forth in our 2018 Plan.

Dissolution or Liquidation. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and, to the extent not exercised, all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control. Our 2018 Plan provides that in the event of a merger or change in control, as defined under our 2018 Plan, each outstanding award will be treated as the administrator determines, without a participant’s consent. The administrator is not required to treat all awards, all awards held by a participant or all awards of the same type , similarly.

If a successor corporation does not assume or substitute for any outstanding award, then the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, all restrictions on restricted stock and restricted stock units will lapse, and for awards with performance-based vesting, unless specifically provided for otherwise under the applicable award agreement or other agreement or policy applicable to the participant, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met. If an option or stock appreciation right is not assumed or substituted, the administrator will notify the participant in writing or electronically that such option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right will terminate upon the expiration of such period.

Clawback. Awards will be subject to any clawback policy of ours, and the administrator also may specify in an award agreement that the participant’s rights, payments, and/or benefits with respect to an award will be subject to reduction, cancellation, forfeiture, and/or recoupment upon the occurrence of certain specified events. Our board of directors may require a participant to forfeit, return, or reimburse us all or a portion of the award and/or shares issued under the award, any amounts paid under the award, and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment; Termination. The administrator has the authority to amend, alter, suspend or terminate our 2018 Plan, provided such action does not materially impair the rights of any participant. Our 2018 Plan automatically will terminate in 2028, unless we terminate it sooner.

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2019 we granted stock options to purchase a total of 184,000 shares of common stock.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2019 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 11, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 888 Prospect Street, Suite 210, La Jolla, California 92037. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Benefici ally Owned

Directors and Named Executive Officers

Gregory D. Gorgas(1)	280,134 Common / Direct	8.19%

Connie Matsui(2)	15,000 Common / Direct	*

Steven Kelly(3)	12,500 Common / Direct	*

Douglas Blayney(4)	12,500 Common / Direct	*

R. Martin Emanuele(5)	18,95 0 Common/Direct	*

John W. Beck (6)	2,500 Common / Direct	*

All Current Directors and Executive Officers as a Group	341,584 Common	9.99%

5% Stockholders

Peter O’Brien(7)	345,000 Common / Direct	10.09%

David Moss (8)	249,0 58 Common / Direct	7.28%
____________

*	Less than 1%
(1)

Consists of 253,809 shares held by Gregory Gorgas , option to purchase 7,815 s hares of common stock and warrants to purchase 18,510 shares of common stock that are exercisable within 60 days of December 11, 2019.

(2)	Consists of 15,000 shares held by Connie Matsui .
(3)	Consists of 12,500 shares held by Steven Kelly .
(4)	Consists of 12,500 shares held by Douglas Blayney .
(5)	Consists of 12,500 shares held by R. Marty Emanuele and option to purchase 6,450 shares of common stock that are exercisable within 60 days of December 11, 2019.
(6)	Consists of option to purchase 2,500 shares of common stock that are exercisable within 60 days of December 11, 2019.
(7)	Consists of 337,500 shares held by Peter O’Brien and 7,500 shares held by Blackrock Ventures, Ltd., an entity owned by Peter O’Brien.
(8)	Consists of 208,19 2 shares held by David Moss, and warrants to purchase 40,866 shares of common stock that are exercisable within 60 days of December 11, 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of August 31, 2019, Mr. Gorgas was owed salary in the amount of $29,361 which was subsequently paid in September 2019. As of August 31, 2018 no salary is owed. During the year ended August 31, 2019 and 2018, $180,008 and $74,840 were paid as salary to Mr. Gorgas, respectively.

During the year ended August 31, 2019, Blackrock Ventures, Ltd., an entity owned by the Senior Vice President, European Operations, who is a major stockholder of the Company, provided $38,000 worth of consulting services to the Company. On March 15, 2019, the Board approved the issuance of 25,000 shares of our common stock valued at $240,000 in exchange for its prior services to the Company.

Director Independence

Our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Ms. Matsui, Dr. Blayney, Mr. Kelly, Dr. Emanuele and Mr. Beck representing five of our six directors, are “independent directors” as defined under the rules of the Nasdaq Capital Market. Mr. Gorgas is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for fiscal year ended August 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended August 31, 2019	Year Ended August 31, 2018

Audit Fees	$44,000	$51,235
Audit-Related Fees	16,325	-
Tax Fees	4,450	-
All Other Fees	-	-
Total Fees	$64,775	$51,235

Our a udit c ommittee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the a udit c ommittee either before or after the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ARTELO BIOSCIENCES, INC.

Dated December 18, 2019	By:	/s/ Gregory D. Gorgas
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

Dated: December 18, 2019		/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: December 18 , 2019		/s/ *
Connie Matsui
Director

Dated: December 18, 2019		/s/ *
Steven Kelly
Director

Dated: December 18, 2019		/s/ *
Douglas Blayney
Director

Dated: December 18, 2019		/s/ *
R. Martin Emanuele
Director

Dated: December 18, 2019
John W. Beck
Director

	By:	* /s/ Gregory D. Gorgas
Gregory D. Gorgas, as attorney in fact

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

