Form 10-Q
period 2019-11-30
ARTELO BIOSCIENCES, INC.
filed 2020-01-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38951

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

3,427,399 shares of common stock issued and outstanding as of January 14, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2019	2019

ASSETS
Current Assets
Cash and cash equivalents	$3,374,683	$4,423,965
Prepaid expenses	86,133	8,336
Deposits	1,500	1,500
Other receivable	45,587	8,787
Total Current Assets	3,507,903	4,442,588
Equipment, net of accumulated depreciation of $886 and $792, respectively	598	721
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	5,547,918	6,482,726

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$574,530	$348,863
Due to related parties	10,024	3,732
Derivative liability	-	29,501
Stock payable	-	639,417
Total Current Liabilities	584,554	1,021,513

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 18,750,000 shares authorized, 3,426,276 and 3,353,616 shares issued and outstanding, respectively	3,426	3,354
Additional paid-in capital	11,070,517	10,278,421
Accumulated deficit	(6,117,117)	(4,810,756)
Accumulated other comprehensive loss	6,538	(9,806)
Total Stockholders' Equity	4,963,364	5,461,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUIITY	$5,547,918	$6,482,726

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	November 30,
	2019	2018

OPERATING EXPENSES
General and administrative	$403,159	$205,501
Professional fees	266,227	167,293
Research and development	666,938	184,039
Depreciation	124	70
Total Operating Expenses	1,336,448	556,903

Loss from Operations	(1,336,448)	(556,903)

OTHER INCOME (EXPENSE)
Other income	586	-
Change in fair value of derivative liabilities	29,501	-
Total other income	30,087	-

NET LOSS	(1,306,361)	$(556,903)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	16,344	4,888
Total Other Comprehensive Income (Loss)	16,344	4,888

TOTAL COMPREHENSIVE LOSS	$(1,290,017)	$(552,015)

Basic Loss per Common Share	$(0.39)	$(0.32)
Diluted Loss per Common Share	$(0.40)	$(0.32)

Basic Weighted Average Common Shares Outstanding	3,361,601	1,754,494
Diluted Weighted Average Common Shares Outstanding	3,379,000	1,754,494

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Common stock issuance costs	-	-	(15,151)	-	-	(15,151)
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Refund for fractional stock	-	-	(117)	-	-	(117)
Stock option expense	-	-	155,019	-	-	155,019
Net loss for the period		-		(1,306,361)	-	(1,306,361)
Foreign currency translation adjustments		-		-	16,344	16,344
Balance, November 30, 2019	3,426,276	3,426	11,070,517	(6,117,117)	6,538	4,963,364

	Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2018	1,750,268	$1,750	$2,514,136	$(2,638,580)	$(12,280)	$(134,974)

Common shares issued for cash	29,300	29	170,745	-	-	170,774
Common shares issued for services - officers		-	13,000	-	-	13,000
Stock option granted for services		-	28,051	-	-	28,051
Net loss for the period		-		(556,903)	-	(556,903)
Foreign currency translation adjustments		-		-	4,888	4,888
Balance, November 30, 2018	1,779,568	1,779	2,725,932	(3,195,483)	(7,392)	(475,164)

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,306,361)	$(556,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	168,019	41,051
Depreciation	124	70
Change in fair value of derivative liabilities	(29,501)	-
Changes in operating assets and liabilities:
Prepaid expenses	(77,797)	(9,462)
Other receivable	(36,800)	18,665
Accounts payable and accrued liabilities	230,667	105,427
Net cash used in operating activities	(1,051,649)	(401,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	-	170,774
Common stock issuance costs	(15,151)	-
Refund for fractional stock	(117)	-
Advance from related parties	4,334	3,686
Repayments to related parties	(3,040)	(558)
Net cash provided by financing activities	(13,974)	173,902

Effects on changes in foreign exchange rate	16,341	4,900

Net decrease in cash and cash equivalents	(1,049,282)	(222,350)
Cash and cash equivalents - beginning of period	4,423,965	337,424
Cash and cash equivalents - end of period	$3,374,683	$115,074

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Common shares issued for acquisition of license offset against stock payable	$539,417
Common shares issued for settlement of stock payable	$100,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended November 30, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011. It is based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2019 contained in the Company’s Form 10-K filed on November 25, 2019.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, and Trinity Research & Development Limited.

Operating Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC 842 - Leases . Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. As all of the Company’s leases are month to month, no ROU nor operating lease liabilities have been recorded as of November 30, 2019. The new accounting standards related to ASC – 842 were effective for the Company on November 1, 2019. Adoption of the standard did not have any impact on the Company due to the month to month nature of the Company’s existing leases.

Loss per share

Loss per share is calculated based upon Net Loss of $1,306,361 and the weighted average number of common shares outstanding of 3,361,601. Diluted loss per share is based upon Net Loss of $1,306,361 with a deduction of the gain of $29,501 for change in fair value of derivatives and the weighted average of common shares outstanding of 3,379,000 which includes in-the-money options calculated under the treasury stock method.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended November 30, 2019, the Company had a net loss of $1,306,361. As of November 30, 2019, the Company had an accumulated deficit of $6,117,117 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2019, the president of the Company incurred $300 of expenses on behalf of the Company. The amount owed to the related party as of November 30, 2019 and August 31, 2019 is $4,032 and $3,732, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the three months ended November 30, 2019, the former President, and current Senior Vice President, European Operations, who is a major shareholder, paid for expenses on behalf of the Company for a total of $4,034. The amount of $3,040 was repaid during the three months ended November 30, 2019. The amount owed to the related party as of November 30, 2019 and August 31, 2019 is $992 and $0, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the three months ended November 30, 2019, a company owned by the Senior Vice President, European Operations, who is a major shareholder, provided consulting services for $19,000. As of November 30, 2019, there is $5,000 outstanding.

NOTE 5 – INTANGIBLE ASSET

During the year ended August 31, 2019, the Company made a $1,500,000 payment and recorded stock payable of 61,297 shares of common stock, valued at $539,417 for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. During the three months ended November 30, 2019, the Company issued 61,297 shares of common stock (Note 6). The Company has capitalized the costs associated with acquiring the worldwide license as an intangible asset at a value of $2,039,417 as of November 30, 2019 and August 31, 2019. During the quarter ended November 30, 2019, no subsequent costs incurred met the criteria for capitalization as an intangible asset.

NOTE 6 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the three months ended November 30, 2019, there were no issuances of preferred stock.

Common Shares

The Company has authorized 18,750,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the three months ended November 30, 2019, the Company issued 72,660 shares of common stock as follows:

•	61,297 shares of common stock were issued for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940
•	11,363 shares for settlement of stock payable of $100,000

During the three months ended November 30, 2019, the Company recorded $13,000 of stock compensation expense for five members of the Company’s Board of Directors. The unamortized value of the stock-based compensation as of November 30, 2019 is $82,833.

Warrants

A summary of activity during the three months ended November 30, 2019 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, August 31, 2019	2,334,937	$8.15	4.14
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, November 30, 2019	2,334,937	$8.15	3.89

The intrinsic value of the warrants as of November 30, 2019 is $0. All of the outstanding warrants are exercisable as of November 30, 2019.

Stock Options

During the three months ended November 30, 2019, $155,019 was expensed, and as of November 30, 2019, $482,847 remains unamortized. The intrinsic value of the 234,000 options as of November 30, 2019 is $81,312, and the weighted average value of the remaining life of the options is 9.53 years.

The following is a summary of stock option activity during the three months ended November 30, 2019:

	Options Outstanding		Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining life (years)

Outstanding, August 31, 2019	234,000	$3.88	$9.78
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, November 30, 2019	234,000	$3.88	$9.53

The following table summarizes information relating to exercisable stock options as of November 30, 2019:

Options Outstanding			Options Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Options	Contractual life (in years)	Exercise Price	Shares	Exercise Price
50,000	8.72	$10.80	25,182	$10.80
2,500	9.64	$3.12	2,500	$3.12
181,500	9.75	$1.99	4,689	$1.99

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of November 30, 2019, as follows:

•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.

•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

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

NOTE 8 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

 The Company recognized a derivative liability related to the purchase price protection clause associated with the Series E private offerings. Additional units would be issued to the unit holder if the Company should issue common stock or the equivalent at a share price less than $7.60. In accordance with ASC 815-10- Derivatives and Hedging we measured the derivative liability using a Monte Carlo pricing model. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value.

 Changes in the fair value of the warrant liability were as follows:

Fair value – August 31, 2019	$29,501

Reclass of warrant derivative liability from equity	-
Change in fair value for the period of warrant derivative liability	(29,501)
Fair value –November 30, 2019	-

As of November 30, 2019, there is no derivative liability associated with Series E shares as they no longer meet the criteria for price protection.

NOTE 9– SUBSEQUENT EVENTS

The Company noted the following events that occurred subsequent to November 30, 2019:

•	7,373 shares of common stock were issued for an additional issuance of Series D per the terms of the subscription agreements.
•	6,250 shares of common stock previously issued to a director of the Company were cancelled upon resignation of the director from the company.
•	On December 6, 2019, the Company issued 10,000 stock options to a director of the Company. The exercise price per share is $2.65 and the stock options expire on December 6, 2020. The stock options vest 1/24th monthly over a period of two years after the grant date.
•	On December 6, 2019, the Company issued 40,000 stock options to a director of the Company. The exercise price per share is $2.65 and the stock options expire on December 6, 2020. The stock options vest 1/48th monthly over a period of four years after the grant date.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

General Overview

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Cannabinoid Agonist	Anorexia associated with cancer	Phase 1	Cancer anorexia cachexia syndrome: $2 billion
ART12.11 – CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $9 billion PTSD: $7 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer	Pre-clinical	Prostate cancer: $8 billion Breast cancer: $13 billion

Therapeutics market size based upon total global annual prescription drug sales in 2016, 2017 or 2018

Sources: http://wiseawareness.com/cancer-cachexia-market/;http://www.openpr.com/wiki/global-breast-cancer-therapeutics-market;http://www.globenewswire.com/news-release/2018/09/24/1575060/0/en/Global-Prostate-Cancer-Therapeutics-Market-Will-Reach-USD-17-200-Million-By-2024-Zion-Market-Research.html; http://www.prnewswire.com/news-releases/the-global-inflammatory-bowel-diseases-ibd-drug-market-is-estimated-at-6-7bn-in-2017-and-7-6bn-in-2023--300688523.html; http://www.credenceresearch.com/report/post-traumatic-stress-disorder-therapeutics-market

Background

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

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2019 and 2018, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2019, as included in Form 10-K filed with the SEC on November 25, 2019.

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

The following table provides selected financial data about the Company as of November 30, 2019 and August 31, 2019.

	November 30,	August 31,
	2019	2019	Change

Cash	$3,374,683	$4,423,965	$(1,049,282)
Total Assets	$5,547,918	$6,482,726	$(934,808)
Total Liabilities	$584,554	$1,021,513	$(436,959)
Stockholders' Equity	$4,963,364	$5,461,213	$(497,849)

Balance Sheet Data

We have not generated any revenues since inception through November 30, 2019. The decrease in cash was primarily due to an increase in general and administrative expenses, professional fees, and research and development costs.

For the Three Months Ended November 30, 2019 Compared to the Three Months November 30, 2018

	Three months ended
	November 30,
	2019	2018	Change
Operating Expenses
General and administrative expense	$403,159	$205,501	$197,658
Professional fees	266,227	167,293	98,934
Research and development	666,938	184,039	482,899
Depreciation	124	70	54
Total Operating Expenses	1,336,448	556,903	779,545
Loss from Operations	(1,336,448)	(556,903)	(779,545)
Interest expense	586	-	586
Change in fair value of derivative liabilities	29,501	-	29,501
Net Loss	$(1,306,361)	$(556,903)	$(749,458)

Our operating expenses, for the three months ended November 30, 2019 were $1,336,448 compared to $556,903 for the same period in 2018. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2019	2019	Change
Current Assets	$3,507,903	$4,442,588	$(934,685)
Current Liabilities	584,554	1,021,513	(436,959)
Working Capital	$2,923,349	$3,421,075	$(497,726)

Cash Flows

	Three months ended
	November 30,
	2019	2018	Change
Cash Flows used in operating activities	$(1,051,649)	$(401,152)	$(650,497)
Cash Flows used in investing activities	-	-	-
Cash Flows provided by financing activities	(13,974)	173,902	(187,876)
Effects on changes in foreign exchange rate	16,341	4,900	11,441
Net change in cash during period	$(1,049,282)	$(222,350)	$(826,932)

Our total current assets as of November 30, 2019 were $3,507,903 as compared to total current assets of $4,442,588 as of August 31, 2019. The decrease in currents assets is primarily due to continued operating expenses.

Our total current liabilities as of November 30, 2019 were $584,554 as compared to total current liabilities of $1,021,513 as of August 31, 2019. The decrease in current liabilities was primarily due to stock payable of $639,417 as of August 31, 2019 which was settled through the issuance of shares as of November 30, 2019.

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

Cash Flow from Operating Activities

During the three months ended November 30, 2019, cash used in operating activities was $1,051,649 compared to cash used in operating activities of $401,152 during the period ended November 30, 2018. The cash used from operating activities was primarily attributed to net loss of $1,306,361 offset by stock-based compensation of $168,019 and an increase in accounts payable and accrued liabilities of $230,667 for the three months ended November 30, 2019. The cash used from operating activities was primarily attributed to net loss of $556,903, offset by stock-based compensation of $41,051, and an increase in accounts payable and accrued liabilities of $105,427 for the three months ended November 30, 2018.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the period ended November 30, 2019, or 2018.

Cash Flow from Financing Activities

During the three months ended November 30, 2019 and 2018, the Company received $0 and $170,774 from issuance of common stock and $4,334 and $3,686 from advance from related parties and repaid $3,040 and $558 to related parties, respectively. During the three months ended November 30, 2019, the Company refunded fractional stock of $117 and incurred common stock issuance costs of $15,151.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.  Management’s current expectation is that our capital resources will not be sufficient to fund our operations for our operations for at least the next 12 months.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2019 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

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

Upon the completion of our financial statements for the period ended November 30, 2019, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2019, noting the existence of substantial doubt about our ability to continue as a going concern. As of the date of this report, there have been no changes to management’s conclusion that there remains substantial doubt about our ability to continue as a going concern.

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

Although our business was formed in 2011, we have had very limited operations in our current field of interest. We do not currently have the ability to perform the functions necessary to develop any product candidates. The successful development of any product candidates will require us to perform a variety of functions including, but not limited to:

•	Identifying, licensing and obtaining development programs and lead candidates;

•	Conducting initial research required to identify a lead candidate as the result of intellectual property we have licensed;

•	Initiating preclinical, clinical or other required studies for future product candidates;

•	Adding manufacturers and suppliers required to advance our programs;

•	Obtaining regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

•	Making milestone or other payments under any license agreements;

•	Expanding, maintaining and protecting our intellectual property portfolio;

•	Attracting and retaining skilled personnel; and

•	Creating and maintaining an infrastructure required to support our operations as a public company.

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

Distribution in the United States. If any of our product candidates is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA and state registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If any of our product candidates is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems, and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying either or both of these products. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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

As of November 30, 2019, our current executive officers and certain large stockholders of the Company hold approximately 23% of the voting power of our outstanding shares. These officers and investors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers and these investors have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s stockholders.

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
**

The certification attached as Exhibit 32.1 that accompany this Quarterly Report, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: January 14, 2020	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

