Form 10-Q
period 2020-02-29
ARTELO BIOSCIENCES, INC.
filed 2020-04-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

or

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

3,427,399 shares of common stock issued and outstanding as of April 10, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	February 29,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$1,982,547	$4,423,965
Prepaid expenses	97,406	8,336
Deposits	1,500	1,500
Other receivable	29,558	8,787
Total Current Assets	2,111,011	4,442,588
Equipment, net of accumulated depreciation of $1,010 and $792, respectively	1,650	721
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	4,152,078	6,482,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$431,914	$348,863
Due to related party	12,110	3,732
Derivative liability	-	29,501
Stock payable	-	639,417
Total Current Liabilities	444,024	1,021,513

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 18,750,000 shares authorized, 3,427,399 and 3,353,616 shares issued and outstanding, respectively	3,427	3,354
Additional paid-in capital	11,175,913	10,278,421
Accumulated deficit	(7,487,243)	(4,810,756)
Accumulated other comprehensive income (loss)	15,957	(9,806)
Total Stockholders’ Equity	3,708,054	5,461,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIITY	$4,152,078	$6,482,726

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

OPERATING EXPENSES
General and administrative	$440,250	$57,922	$843,409	$263,423
Professional fees	215,382	209,946	481,609	377,239
Research and development	714,778	489,981	1,381,716	674,020
Depreciation	124	70	248	140
Total Operating Expenses	1,370,534	757,919	2,706,982	1,314,822

Loss from Operations	(1,370,534)	(757,919)	(2,706,982)	(1,314,822)

OTHER INCOME
Other income	408	-	994	-
Change in fair value of derivative liabilities	-	333,130	29,501	333,130
Total other income	408	333,130	30,495	333,130

NET LOSS	$(1,370,126)	$(424,789)	(2,676,487)	$(981,692)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	9,419	(3,606)	25,763	1,282
Total Other Comprehensive Income (Loss)	9,419	(3,606)	25,763	1,282

TOTAL COMPREHENSIVE LOSS	$(1,360,707)	$(428,395)	$(2,650,724)	$(980,410)

Basic Loss per Common Share	$(0.40)	$(0.22)	$(0.79)	$(0.53)
Diluted Loss per Common Share	$(0.40)	$(0.40)	$(0.79)	$(0.72)

Basic Weighted Average Common Shares Outstanding	3,425,928	1,917,828	3,393,764	1,835,552
Diluted Weighted Average Common Shares Outstanding	3,425,928	1,917,828	3,393,764	1,835,552

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Common stock issuance costs	-	-	(15,151)	-	-	(15,151)
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Refund for fractional stock	-	-	(117)	-	-	(117)
Stock option expense	-	-	155,019	-	-	155,019
Net loss for the period		-	-	(1,306,361)	-	(1,306,361)
Foreign currency translation adjustments	-	-	-	-	16,344	16,344
Balance, November 30, 2019	3,426,276	3,426	11,070,517	(6,117,117)	6,538	4,963,364

Additional common shares issued	7,373	7	(7)	-	-	-
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Cancellation of common shares	(6,250)	(6)	(2,494)	-	-	(2,500)
Stock option expense	-	-	97,397	-	-	97,397
Net loss for the period	-	-	-	(1,370,126)	-	(1,370,126)
Foreign currency translation adjustments	-	-	-	-	9,419	9,419
Balance, February 29, 2020	3,427,399	3,427	11,175,913	(7,487,243)	15,957	3,708,054

	Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Capital	Capital	Deficit	Loss	Total

Balance, August 31, 2018	1,750,268	$1,750	$2,514,136	$(2,638,580)	$(12,280)	$(134,974)

Common shares issued for cash	29,300	29	170,745	-	-	170,774
Common shares issued for services - officers		-	13,000	-	-	13,000
Stock option granted for services		-	28,051	-	-	28,051
Net loss for the period		-		(556,903)	-	(556,903)
Foreign currency translation adjustments		-		-	4,888	4,888
Balance, November 30, 2018	1,779,568	1,779	2,725,932	(3,195,483)	(7,392)	(475,164)

Common shares issued for cash	180,365	181	1,086,950	-	-	1,087,131
Common shares issued for services - officers		-	13,000	-	-	13,000
Reclass of warrant derivative liability from equity	-	-	(918,050)	-	-	(918,050)
Stock option granted for services	-	-	29,304	-	-	29,304
Net loss for the period	-	-	-	(424,789)	-	(424,789)
Foreign currency translation adjustments	-	-	-	-	(3,606)	(3,606)
Balance, February 28, 2019	1,959,933	1,960	2,937,136	(3,620,272)	(10,998)	(692,174)

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,676,487)	$(981,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	273,416	83,355
Depreciation	248	140
Change in fair value of derivative liabilities	(29,501)	(333,130)
Changes in operating assets and liabilities:
Prepaid expenses	(89,070)	19,295
Other receivable	(20,771)	13,176
Accounts payable and accrued liabilities	88,051	56,730
Net cash used in operating activities	(2,454,114)	(1,142,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,176)	-
Net cash used in investing activities	(1,176)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	-	1,257,905
Common stock issuance costs	(15,151)	-
Refund for fractional stock	(117)	-
Advance from related parties	6,420	8,075
Repayments to related parties	(3,040)	(5,221)
Net cash provided by (used in) by financing activities	(11,888)	1,260,759

Effects on changes in foreign exchange rate	25,760	1,271

Net change in cash and cash equivalents	(2,441,418)	119,904
Cash and cash equivalents - beginning of period	4,423,965	337,424
Cash and cash equivalents - end of period	$1,982,547	$457,328

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Reclass of warrant derivative liability from equity	$-	$918,050
Common shares issued for acquisition of license offset against stock payable	$539,417	$-
Common shares issued for settlement of stock payable	$100,000	$-
Additional issuance of Series D shares per the terms of the subscription agreements	$7	$-
Cancellation of common shares	$6	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended February 29, 2020

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

The Company registered fully owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016 and in the UK, Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020 Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a fully owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2020 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2019 contained in the Company’s Form 10-K filed on November 25, 2019.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, and Artelo Biosciences Limited.

Operating Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC 842 - Leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. As all of the Company’s leases are month to month, no ROU nor operating lease liabilities have been recorded as of February 29, 2020. The new accounting standards related to ASC – 842 were effective for the Company on September 1, 2019. Adoption of the standard did not have any impact on the Company due to the month to month nature of the Company’s existing leases.

Loss per Share

Loss per share is calculated based upon Net Loss of $1,370,126 and $2,676,487 and the weighted average number of common shares outstanding of 3,425,928 and 3,393,764, respectively for the three and six months ended February 29, 2020. Diluted loss per share is based upon Net Loss of $1,370,126 and $2,676,487 with a deduction of the gain of $0 and $29,501 for change in fair value of derivatives and the weighted average of common shares outstanding of 3,425,928 and 3,393,764, respectively, which includes in-the-money options calculated under the treasury stock method, for the three and six months ended February 29, 2020.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended February 29, 2020, the Company had a net loss of $2,676,487. As of February 29, 2020, the Company had an accumulated deficit of $7,487,243 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2020, the president and officer of the Company incurred $732 of expenses on behalf of the Company. The amount owed to the related party as of February 29, 2020 and August 31, 2019 is $4,464 and $3,732, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the six months ended February 29, 2020, the Senior Vice President, European Operations, who is a major shareholder, paid for expenses on behalf of the Company for a total of $5,688. The amount of $3,040 was repaid during the six months ended February 29, 2020. The amount owed to the related party as of February 29, 2020 and August 31, 2019 is $2,646 and $0, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the six months ended February 29, 2020, a company owned by the Senior Vice President, European Operations, who is a major shareholder, provided consulting services worth $34,000. As of February 29, 2020, there is $5,000 outstanding.

NOTE 5 – INTANGIBLE ASSET

During the year ended August 31, 2019, the Company made a $1,500,000 payment and recorded stock payable of 61,297 shares of common stock, valued at $539,417 for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. During the six months ended February 29, 2020, the Company issued 61,297 shares of common stock (Note 6). The Company has capitalized the costs associated with acquiring the worldwide license as an intangible asset at a value of $2,039,417 as of February 29, 2020 and August 31, 2019. During the quarter ended February 29, 2020, no subsequent costs incurred met the criteria for capitalization as an intangible asset.

NOTE 6 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the six months ended February 29, 2020, there were no issuances of preferred stock.

Common Shares

The Company has authorized 18,750,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the six months ended February 29, 2020, the Company issued 80,033 shares of common stock as follows:

•	61,297 shares of common stock were issued for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940
•	11,363 shares of common stock were issued for the settlement of stock payable of $100,000
•	7,373 shares of common stock were issued for additional issuance of Series D per the terms of the subscription agreements.

On December 2, 2019, 6,250 shares of common stock previously issued to a director of the Company were cancelled upon the resignation of the director from the Company. As a result, the Company reversed an expense of $2,500 which was recorded in prior quarter.

During the six months ended February 29, 2020, the Company recorded $21,000 of stock compensation expense for four members of the Company’s Board of Directors. The unamortized value of the stock-based compensation as of February 29, 2020 is $54,833.

Warrants

A summary of activity during the six months ended February 29, 2020 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, August 31, 2019	2,334,937	$8.15	4.14
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, February 29, 2020	2,334,937	$8.15	3.67

The intrinsic value of the warrants as of February 29, 2020 is $0. All of the outstanding warrants are exercisable as of February 29, 2020.

Stock Options

2018 Equity Incentive Plan

On December 2, 2019, 22,250 shares of common stock previously granted to a director of the Company in the form of a stock option were cancelled upon resignation of the director from the company.

On December 6, 2019, the Company granted 10,000 shares of common stock to a director of the Company in the form of a stock option valued at $24,401. The exercise price per share is $2.65 and the stock options expire on December 6, 2029. The shares vest 1/24th monthly over a period of two years after the grant date.

On December 6, 2019, the Company granted 40,000 shares of common stock to a director of the Company in the form of a stock option valued at $97,606. The exercise price per share is $2.65 and the stock options expire on December 6, 2029. The shares vest 1/48th monthly over a period of four years after the grant date.

On January 1, 2020, the Company granted 24,000 shares of common stock to a consultant in the form of a stock option valued at $67,976 to amend and restate a prior amended and restated Consulting Agreement dated as of August 17, 2018. The exercise price per share is $2.12 and the stock options expire on December 13, 2029. The shares vest 1/48th monthly over a period of four years, beginning on January 31, 2020 and on the last day of each month thereafter.

The Company utilizes the Black-Scholes model to value the stock options. The Company utilized the following assumptions:

	Six Months Ended	Year Ended
	February 29,	August 31,
	2020	2019
Expected term	4.34 - 5 years	5 years
Expected average volatility	155%	158%
Expected dividend yield	-	-
Risk-free interest rate	1.66% - 1.67%	1.40 - 1.78%

During the six months ended February 29, 2020, $252,416 was expensed, and as of February 29, 2020, $481,418 remains unamortized. The intrinsic value of the 281,834 options as of February 29, 2020 is $0, and the weighted average value of the remaining life of the options is 9.41 years.

The following is a summary of stock option activity during the six months ended February 29, 2020:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2019	234,000	$3.88	$9.78
Granted	74,000	2.48	10.00
Exercised	-
Forfeited/canceled	(26,166)	$3.31	9.58
Outstanding, August 31, 2020	281,834	$3.57	$9.41

The following table summarizes information relating to exercisable stock options as of February 29, 2020:

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
46,084	8.47	$10.80	28,489	$10.80
2,500	9.39	$3.12	2,500	$3.12
159,250	9.50	$1.99	93,628	$1.99
50,000	9.78	$2.65	2,500	$2.65
24,000	9.79	$2.12	1,000	$2.12
281,834	9.41	3.57	128,117	3.98

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of February 29, 2020, as follows:

•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.
•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.
•	Our principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037, U.S. Additionally, we have an office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our European subsidiaries: Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (U.K.). We do not currently own any properties, laboratories, or manufacturing facilities. The leases for our office space are month-to-month.

NOTE 8 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company recognized a derivative liability related to the purchase price protection clause associated with a previous a private placement offering. Additional units would be issued to the unit holder if the Company should issue common stock or the equivalent at a share price less than $7.60. In accordance with ASC 815-10- Derivatives and Hedging we measured the derivative liability using a Monte Carlo pricing model. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value.

Changes in the fair value of the warrant liability were as follows:

Fair value – August 31, 2019	$29,501

Reclass of warrant derivative liability from equity	-
Change in fair value for the period of warrant derivative liability	(29,501)
Fair value –February 29, 2020	-

As of February 29, 2020, there is no derivative liability associated with shares of common stock issued pursuant to the Series E private offering as they no longer meet the criteria for price protection.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, and Artelo Biosciences Limited, in England and Wales unless otherwise indicated.

General Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate the endocannabinoid system (the “ECS”) and related signaling pathways, including a solid-state composition of cannabidiol (“CBD cocrystal”), with improved pharmaceutical-like properties which could have a meaningful impact on cannabinoid-based drug development. Our board of directors and management team is highly experienced and has a successful history of development, regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies to ECS modulation, balances risk across mechanism of action and stages of development and represents a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. In addition to our cocrystal program, we are currently developing ART27.13 as treatment for anorexia associated with cancer in a planned Phase 1b/2a trial and ART26.12, which is being studied as an endocannabinoid modulator and cancer therapeutic and is in the late pre-clinical stage. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is extremely difficult for us to accurately predict our expected timelines at this time.

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

Presently, we have one U.S. patent, one U.S. patent application, and two foreign patent applications directed to our cocrystal composition of CBD.  Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other indications.

In addition to our own internal discovery research, we are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic small molecule program, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist which was originally developed by AstraZeneca plc (“AstraZeneca”). We have exercised our option to exclusively license this product candidate through the NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”). In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in otherwise healthy patients with back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with U.K. regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients. We are planning to initiate a Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 upon successful completion of manufacturing new study material and when the regulatory authorities in the U.K. permit initiations of new clinical studies which are currently paused due to the global coronavirus pandemic, COVID-19.

Our second in-licensed program is a platform of small-molecule inhibitors for fatty acid binding protein 5 (“ FABP5”), based upon scientific developments achieved at Stony Brook University (“SBU”) which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to begin developing these candidates. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, their high degree of similarity among the various types has proven challenging to the creation of drugs targeting specific FABPs. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, we believe researchers at SBU discovered the chemistry for creating a highly specific and potent small molecule inhibitor for FABP5. In addition to its potential as an endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development. Large amounts of human clinical epidemiological and animal model data support FABP5 as a well validated oncology therapeutic target, especially for triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer could begin in the second half of 2021 or the first half of 2022 depending on the impact of COVID-19. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, it is extremely difficult for us to accurately predict our expected timelines at this time.

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Cannabinoid Agonist	Anorexia associated with cancer	Phase 1	Cancer anorexia cachexia syndrome: $2 billion
ART12.11 – CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $7 billion PTSD: $7 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion

Therapeutics market size based upon total global annual prescription drug sales in 2016, 2017 or 2018

Sources: http://wiseawareness.com/cancer-cachexia-market/; http://www.openpr.com/wiki/global-breast-cancer-therapeutics-market;http://www.globenewswire.com/news-release/2018/09/24/1575060/0/en/Global-Prostate-Cancer-Therapeutics-Market-Will-Reach-USD-17-200-Million-By-2024-Zion-Market-Research.html; http://www.prnewswire.com/news-releases/the-global-inflammatory-bowel-diseases-ibd-drug-market-is-estimated-at-6-7bn-in-2017-and-7-6bn-in-2023--300688523.html; http://www.credenceresearch.com/report/post-traumatic-stress-disorder-therapeutics-market

Background

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

ECS targeting cannabinoid-based medicines are already approved and used to treat numerous medical conditions. The ECS is further implicated in many disease states within the peer reviewed literature including conditions which involve the regulation of food intake, central nervous system, pain, cardiovascular, gastrointestinal, immune and inflammation, behavioral, antiproliferative and reproductive functions. These areas of ECS pathophysiology are aligned with our therapeutic areas of focus: pain, inflammation, anorexia, and cancer.

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

Results of Operations

The following summary of our results of operations, for the three and six months ended February 29, 2020 and February 28, 2019, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2019, as included in Form 10-K filed with the SEC on November 25, 2019.

Our Company does not have any revenue. We classify our operating expenses into research and development, professional fees, and selling, general and administrative expenses. Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of costs incurred in research and development partnerships, preliminary studies, development of potential intellectual property, and research initiatives.

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

The following table provides selected financial data about the Company as of February 29, 2020 and August 31, 2019.

	February 29,	August 31,
	2020	2019	Change

Cash	$1,982,547	$4,423,965	$(2,441,418)
Total Assets	$4,152,078	$6,482,726	$(2,330,648)
Total Liabilities	$444,024	$1,021,513	$(577,489)
Stockholders’ Equity	$3,708,054	$5,461,213	$(1,753,159)

Balance Sheet Data

We have not generated any revenues since inception through February 29, 2020. The decrease in cash was primarily due to an increase in general and administrative expenses, professional fees, and research and development costs.

For the Three Months Ended February 29, 2020 Compared to the Three Months February 28, 2019

	Three months ended
	February 29,
	2020	2019	Change
Operating Expenses
General and administrative expense	$440,250	$57,922	$382,328
Professional fees	215,382	209,946	5,436
Research and development	714,778	489,981	224,797
Depreciation	124	70	54
Total Operating Expenses	1,370,534	757,919	612,615
Loss from Operations	(1,370,534)	(757,919)	(612,615)
Other income	408	-	408
Change in fair value of derivative liabilities	-	333,130	(333,130)
Net Loss	$(1,370,126)	$(424,789)	$(945,337)

Our operating expenses, for the three months ended February 29, 2020 were $1,370,534 compared to $757,919 for the same period in 2019. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

For the Six Months Ended February 29, 2020 Compared to the Three Months February 28, 2019

	Six months ended
	February 29,
	2020	2019	Change
Operating Expenses
General and administrative expense	$843,409	$263,423	$579,986
Professional fees	481,609	377,239	104,370
Research and development	1,381,716	674,020	707,696
Depreciation	248	140	108
Total Operating Expenses	2,706,982	1,314,822	1,392,160
Loss from Operations	(2,706,982)	(1,314,822)	(1,392,160)
Other income	994	-	994
Change in fair value of derivative liabilities	29,501	333,130	(303,629)
Net Loss	$(2,676,487)	$(981,692)	$(1,694,795)

Our operating expenses, for the six months ended February 29, 2020 were $2,706,982 compared to $1,314,822 for the same period in 2019. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	February 29,	August 31,
	2020	2019	Change
Current Assets	$2,111,011	$4,442,588	$(2,331,577)
Current Liabilities	444,024	1,021,513	(577,489)
Working Capital	$1,666,987	$3,421,075	$(1,754,088)

Cash Flows

	Six months ended
	February 29,	February 28,
	2020	2019	Change
Cash Flows used in operating activities	$(2,454,114)	$(1,142,126)	$(1,311,988)
Cash Flows used in investing activities	(1,176)	-	(1,176)
Cash Flows provided by (used in) financing activities	(11,888)	1,260,759	(1,272,647)
Effects on changes in foreign exchange rate	25,760	1,271	24,489
Net change in cash during period	$(2,441,418)	$119,904	$(2,561,322)

Our total current assets as of February 29, 2020 were $2,111,011 as compared to total current assets of $4,442,588 as of August 31, 2019. The decrease in current assets is primarily due to continued operating expenses.

Our total current liabilities as of February 29, 2020 were $444,024 as compared to total current liabilities of $1,021,513 as of August 31, 2019. The decrease in current liabilities was primarily due to stock payable of $639,417 as of August 31, 2019 which was settled through the issuance of shares as of February 29, 2020.

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

Cash Flow from Operating Activities

During the six months ended February 29, 2020, cash used in operating activities was $2,454,114 compared to cash used in operating activities of $1,142,126 during the period ended February 28, 2019. The cash used from operating activities was primarily attributed to net loss of $2,676,487 offset by stock-based compensation of $273,416 for the six months ended February 29, 2020. The cash used from operating activities was primarily attributed to net loss of $981,692 and change in fair value of derivative of $333,130, offset by stock-based compensation of $83,335, and an increase in accounts payable and accrued liabilities of $56,730 for the six months ended February 28, 2019.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the period ended February 29, 2020, or 2019.

Cash Flow from Financing Activities

During the six months ended February 29, 2020 and February 28, 2019, the Company received $0 and $1,257,905 from issuance of common stock and $6,420 and $8,075 from advance from related parties and repaid $3,040 and $5,221 to related parties, respectively. During the six months ended February 29, 2020, the Company refunded fractional stock of $117 and incurred common stock issuance costs of $15,151.

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

Item 1A. Risk Factors

Investing in our securities stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2019 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our securities. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

RISKS RELATED TO OUR BUSINESS AND PRODUCT CANDIDATES

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

Upon the completion of our financial statements for the period ended February 29, 2020, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2019, noting the existence of substantial doubt about our ability to continue as a going concern. As of the date of this report, there have been no changes to management’s conclusion that there remains substantial doubt about our ability to continue as a going concern.

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

The full impact of the COVID-19 pandemic on Artelo’s clinical trial plans, product development, and how the a regulatory body reviews study data has been significantly impacted by the pandemic, is difficult to predict, but may have a material adverse impact on Artelo’s business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delay in regulatory approval of our product candidates, and additional costs and resources. The pandemic’s impact on the economy and drug product manufacturing and supply chain may also adversely affect Artelo’s clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, and similar measures, as well as business closures and stresses on our healthcare systems and clinical trial sites, Artelo’s ability to recruit participants for its clinical trials may be significantly impacted. Artelo may not be able to commence or complete its clinical trials as currently planned. Artelo may be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or some time after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved.

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

Artelo’s operations and financial results could be adversely impacted by the 2019 Novel Coronavirus (COVID-19) outbreak in China and the rest of the world.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide, especially businesses involving activities or operations in China. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic.  While the extent of the impact of the current COVID-19 coronavirus outbreak on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 coronavirus outbreak could have a negative impact on our business, financial condition and operating results. Due to the global pandemic, our clinical trial recruiting and participants could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 coronavirus is difficult to predict, but it may increase our costs or expenses.

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

A coronavirus pandemic is ongoing in many parts of the world and can result in significant disruptions to our supply of the investigational product for our clinical trials which could have a material adverse effect on our business.

As the COVID-19 pandemic is still evolving as of this time, much of its impact remains unknown, and it is impossible to predict the impact it may have on the development of Artelo’s product candidates and the impact on its business. The severity of the coronavirus pandemic could also make access to our existing supply chain difficult or impossible by delaying the delivery of key raw materials used in its product candidates and therefore delay the delivery of such products for use in its clinical trials. Any of these results could materially impact Artelo’s business and have an adverse effect on our business

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have offices in La Jolla, California, and Dublin, Ireland. Our facilities could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 coronavirus pandemic, cyber warfare, international conflict, climate change, and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

Even if we are successful in licensing or developing research programs and/or product candidates, we or our licensors must maintain the intellectual property.

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license or develop internally. We are currently the licensee of multiple issued patents and pending patent applications and we intend to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition,  we have one U.S. patent, one U.S. patent application, and two foreign patent applications directed to a solid-state CBD composition.

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

The FDA has only approved one plant-derived cannabinoid drug as a safe and effective treatment for indications related to epilepsy in children.

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

Our ability to compete in our highly competitive industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary, Gregory D. Gorgas. The loss of the services of Mr. Gorgas, and our inability to find a suitable replacement could result in delays in research and development and product development and harm our business. Additionally, although we have entered into an employment agreement with Mr. Gorgas, this employment agreement provides for at-will employment, which means that Mr. Gorgas could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the life of Mr. Gorgas.

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

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, and scientific staff. We currently have only three employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and regulatory departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we continue to grow the Company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

As of April 10, 2020, our current executive officers and certain large stockholders of the Company hold approximately 19% of the voting power of our outstanding shares. These officers and investors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers and these investors have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation and Amendments	S-1	333-199213
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
3.5	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 19, 2019.	S-1/A	333-230658	6/20/2019
4.1	Form of Public Warrant	S-1/A	333-230658	6/20/2019
4.2	Form of Underwriter’s Warrant	S-1/A	333-230658	6/20/2019
4.3	Form of Private Placement Warrant	8-K/A	333-199213	10/3/2017
10.1	Senior Promissory Note dated November 18, 2016	8-K	333-199213	11/18/2016
10.2	Consultancy Agreement by and between the Company and Dr. Saoirse O’Sullivan, PhD dated March 22, 2017.	8-K	333-199213	4/7/2017
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Note Repayment Agreement by and between Artelo Biosciences, Inc. and Malibu Investments Limited	8-K	333-199213	5/8/2017
10.7	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.8	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.9	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.10#	Indemnification Agreement dated as of July 31, 2017	8-K	333-199213	8/4/2017
10.11	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.12#	Form of Indemnification Agreement, by and between the Company and its directors.	8-K	333-199213	9/25/2017
10.13	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.14+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.15#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.16#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.17	Form of Warrant Agency Agreement	S-1/A	333-230658	6/20/2019
10.18+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
32.1**	Section 906 Certification				*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
**

The certification attached as Exhibit 32.1 that accompany this Quarterly Report, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: April 13, 2020	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

