Form 10-Q
period 2020-05-31
ARTELO BIOSCIENCES, INC.
filed 2020-07-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

4,496,366 shares of common stock issued and outstanding as of July 10, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$1,279,256	$4,423,965
Prepaid expenses and other current assets	74,655	18,623
Deferred offering costs	98,715	-
Total Current Assets	1,452,626	4,442,588
Equipment, net of accumulated depreciation of $1,144 and $792, respectively	1,484	721
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	3,493,527	6,482,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$255,632	$348,863
Due to related party	12,825	3,732
Derivative liability	-	29,501
Stock payable	-	639,417
Total Current Liabilities	268,457	1,021,513

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 18,750,000 shares authorized, 3,733,604 and 3,353,616 shares issued and outstanding, respectively	3,734	3,354
Additional paid-in capital	11,609,266	10,278,421
Accumulated deficit	(8,438,434)	(4,810,756)
Accumulated other comprehensive income (loss)	50,504	(9,806)
Total Stockholders’ Equity	3,225,070	5,461,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIITY	$3,493,527	$6,482,726

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2020	2019	2020	2019

OPERATING EXPENSES
General and administrative	$382,543	$402,803	$1,225,952	$666,226
Professional fees	303,524	354,038	785,133	731,277
Research and development	265,204	184,204	1,646,920	858,224
Depreciation	124	243	372	383
Total Operating Expenses	951,395	941,288	3,658,377	2,256,110

Loss from Operations	(951,395)	(941,288)	(3,658,377)	(2,256,110)

OTHER INCOME (EXPENSE)
Other income	204	32,439	1,198	32,439
Change in fair value of derivative liabilities	-	563,966	29,501	897,096
Total other income	204	596,405	30,699	929,535

Provision for income taxes	-	-	-	-

NET LOSS	$(951,191)	$(344,883)	(3,627,678)	$(1,326,575)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	34,547	771	60,310	2,053
Total Other Comprehensive Income (Loss)	34,547	771	60,310	2,053

TOTAL COMPREHENSIVE LOSS	$(916,644)	$(344,112)	$(3,567,368)	$(1,324,522)

Basic and Diluted Loss per Common Share	$(0.27)	$(0.17)	$(1.06)	$(0.70)

Basic and Diluted Weighted Average Common Shares Outstanding	3,466,385	2,058,929	3,418,148	1,898,263

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Common stock issuance costs	-	-	(15,151)	-	-	(15,151)
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Refund for fractional stock	-	-	(117)	-	-	(117)
Stock option expense	-	-	155,019	-	-	155,019
Net loss for the period		-	-	(1,306,361)	-	(1,306,361)
Foreign currency translation adjustments	-	-	-	-	16,344	16,344
Balance, November 30, 2019	3,426,276	3,426	11,070,517	(6,117,117)	6,538	4,963,364

Additional common shares issued	7,373	7	(7)	-	-	-
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Cancellation of common shares	(6,250)	(6)	(2,494)	-	-	(2,500)
Stock option expense	-	-	97,397	-	-	97,397
Net loss for the period	-	-	-	(1,370,126)	-	(1,370,126)
Foreign currency translation adjustments	-	-	-	-	9,419	9,419
Balance, February 29, 2020	3,427,399	3,427	11,175,913	(7,487,243)	15,957	3,708,054

Common shares issued for cash	306,205	307	380,371	-	-	380,678
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	42,482	-	-	42,482
Net loss for the period	-	-	-	(951,191)	-	(951,191)
Foreign currency translation adjustments	-	-	-	-	34,547	34,547
Balance, May 31, 2020	3,733,604	$3,734	$11,609,266	$(8,438,434)	$50,504	$3,225,070

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, August 31, 2018	1,750,268	$1,750	$2,514,136	$(2,638,580)	$(12,280)	$(134,974)

Common shares issued for cash	29,290	29	170,745	-	-	170,774
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Stock option granted for services	-	-	28,051	-	-	28,051
Net loss for the period	-	-	-	(556,903)	-	(556,903)
Foreign currency translation adjustments	-	-	-	-	4,888	4,888
Balance, November 30, 2018	1,779,558	1,779	2,725,932	(3,195,483)	(7,392)	(475,164)

Common shares issued for cash	180,345	181	1,086,950	-	-	1,087,131
Common shares issued for services - officers		-	13,000	-	-	13,000
Reclass of warrant derivative liability from equity	-	-	(918,050)	-	-	(918,050)
Stock option granted for services	-	-	29,304	-	-	29,304
Net loss for the period	-	-	-	(424,789)	-	(424,789)
Foreign currency translation adjustments	-	-	-	-	(3,606)	(3,606)
Balance, February 28, 2019	1,959,903	1,960	2,937,136	(3,620,272)	(10,998)	(692,174)

Common shares issued for cash	54,940	55	417,677	-	-	417,732
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for services - related party	25,000	25	239,975	-	-	240,000
Common shares issued for deposit of acquisition of license	61,297	61	539,356	-	-	539,417
Reclass of warrant derivative liability from equity	-	-	(79,224)	-	-	(79,224)
Stock option granted for services	-	-	39,740	-	-	39,740
Net loss for the period	-	-	-	(344,883)	-	(344,883)
Foreign currency translation adjustments	-	-	-	-	771	771
Balance, May 31, 2019	2,101,140	$2,101	$4,107,660	$(3,965,155)	$(10,227)	$134,379

The accompanying notes are an integral part of these unaudited financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,627,678)	$(1,326,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	326,398	376,095
Depreciation	372	383
Change in fair value of derivative liabilities	(29,501)	(897,096)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(56,027)	24,142
Accounts payable and accrued liabilities	(88,231)	91,471
Net cash used in operating activities	(3,474,667)	(1,731,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,176)	(688)
Net cash used in investing activities	(1,176)	(688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	380,678	1,675,637
Payment of stock issuance costs	(113,866)	-
Refund for fractional stock	(117)	-
Advance from related parties	7,116	12,222
Repayments to related parties	(3,040)	(8,087)
Net cash provided by financing activities	270,771	1,679,772

Effects on changes in foreign exchange rate	60,363	1,511

Net change in cash and cash equivalents	(3,144,709)	(50,985)
Cash and cash equivalents - beginning of period	4,423,965	337,424
Cash and cash equivalents - end of period	$1,279,256	$286,439

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Reclass of warrant derivative liability from equity	$-	$997,274
Common shares issued for deposit of exercise of the license	$-	$539,417
Deferred offering costs incurred	$-	$291,670
Common shares issued for acquisition of license offset against stock payable	$539,417	$-
Common shares issued for settlement of stock payable	$100,000	$-
Additional issuance of Series D shares per the terms of the subscription agreements	$7	$-
Cancellation of common shares	$6	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2019 contained in the Company’s Form 10-K filed on November 25, 2019.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation.

Operating Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC 842 - Leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. As all of the Company’s leases are month to month, no ROU nor operating lease liabilities have been recorded as of May 31, 2020. The new accounting standards related to ASC – 842 were effective for the Company on September 1, 2019. Adoption of the standard did not have any impact on the Company due to the month to month nature of the Company’s existing leases.

Loss per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and as if converted method. Dilutive potential common shares include outstanding stock options and warrants.

For the nine months ended May 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	May 31,
	2020	2019
Stock options	281,834	50,000
Warrants	2,334,937	732,351
	2,616,771	782,351

Covid 19

As the COVID-19 pandemic is still evolving at this time and much of its impact remains unknown, the Company is not able to predict the impact it may have on the development of the its product candidates and business. The severity of the COVID-19 pandemic could also negatively impact the Company’s access to its existing supply chain by delaying the delivery of key raw materials used in its product candidates and therefore delay the delivery of such products for use in its clinical trials. Any of these results could have a material adverse impact to our business.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended May 31, 2020, the Company had a net loss of $3,627,678. As of May 31, 2020, the Company had an accumulated deficit of $8,438,434. The Company has not established any revenue to cover its operating costs, and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company includes: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimum operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing this plan.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2020, the president and an officer of the Company incurred $1,428 of expenses on behalf of the Company that were not reimbursed. The amount owed to this related party as of May 31, 2020 and August 31, 2019 is $5,160 and $3,732, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the nine months ended May 31, 2020, the Senior Vice President, European Operations, who is a major shareholder, incurred $5,688 of expenses on behalf of the Company. $3,040, including foreign exchange loss of $17 of this amount was repaid during the nine months ended May 31, 2020. The amount owed to this related party as of May 31, 2020 and August 31, 2019 is $2,665 and $0, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the nine months ended May 31, 2020, a company owned by the Senior Vice President, European Operations, who is a major shareholder, provided consulting services worth $49,000 of which., $5,000 was outstanding. as of May 31, 2020

NOTE 5 – INTANGIBLE ASSET

During the year ended August 31, 2019, the Company made a $1,500,000 payment and recorded stock payable of 61,297 shares of common stock, valued at $539,417 for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. During the nine months ended May 31, 2020, the Company issued 61,297 shares of common stock (Note 6). The Company has capitalized the costs associated with acquiring the worldwide license as an intangible asset at a value of $2,039,417 as of May 31, 2020 and August 31, 2019. During the quarter ended May 31, 2020, no subsequent costs incurred met the criteria for capitalization as an intangible asset.

NOTE 6 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the nine months ended May 31, 2020, there were no issuances of preferred stock.

Common Shares

The Company has authorized 18,750,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the nine months ended May 31, 2020, the Company issued 386,238 shares of common stock as follows:

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
•

306,205 shares of common stock were issued for cash of $380,678, of which 45,834 shares were issued to our officers and directors for $55,000 and 260,371 shares were sold in connection with the Company’s at -the-market equity program (see below) for proceeds net of offering costs of $358,198. The Company also deferred offering costs of $98,715 and incurred stock issuance costs of $15,151 related to shares sold in the prior period.

On December 2, 2019, 6,250 shares of common stock previously issued to a director of the Company were cancelled upon the resignation of the director from the Company. As a result, the Company reversed an expense of $2,500 which was recorded in prior quarter.

During the nine months ended May 31, 2020, the Company recorded $31,500 of stock compensation expense for four members of the Company’s Board of Directors. The unamortized value of the stock-based compensation as of May 31, 2020 is $44,333.

Equity Distribution

On April 13, 2020, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (the “Agent”) to create an at-the-market equity program under which it may sell up to an aggregate of $1,475,000 of shares of the Company’s common stock (the “Shares”) from time to time through the Agent, as sales agent, subject to any applicable limits when using Form S-3. The Agent will be entitled to compensation at a commission rate of 2.0% of the gross sales price per sold share of common stock.

Warrants

A summary of activity during the nine months ended May 31, 2020 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, August 31, 2019	2,334,937	$8.12	4.31
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, May 31, 2020	2,334,937	$8.12	3.55

The intrinsic value of the warrants as of May 31, 2020 is $0. All of the outstanding warrants are exercisable as of May 31, 2020.

Stock Options

2018 Equity Incentive Plan

On December 2, 2019, 22,250 shares of common stock previously granted to a director of the Company in the form of a stock option were cancelled upon the resignation of the director from the board of directors.

On December 6, 2019, the Company granted 10,000 shares of common stock to a director of the Company in the form of a stock option valued at $24,401. The exercise price per share is $2.65 and the stock options expire on December 6, 2029. The shares vest 1/24th monthly over a period of two years from the grant date.

On December 6, 2019, the Company granted 40,000 shares of common stock to a director of the Company in the form of a stock option valued at $97,606. The exercise price per share is $2.65 and the stock options expire on December 6, 2029. The shares vest 1/48th monthly over a period of four years from the grant date.

On January 1, 2020, the Company granted 24,000 shares of common stock to a consultant in the form of a stock option valued at $67,976 in connection with the Company further amending and restating the consultant’s a prior amended and restated Consulting Agreement dated as of August 17, 2018. The exercise price per share is $2.12 and the stock options expire on December 13, 2029. The shares vest 1/48th monthly over a period of four years, beginning on January 31, 2020 and on the last day of each month thereafter.

The Company utilizes the Black-Scholes model to value the stock options. The Company utilized the following assumptions:

	Nine Months Ended	Year Ended
	May 31,	August 31,
	2020	2019
Expected term	4.34 - 5 years	5 years
Expected average volatility	155%	158%
Expected dividend yield	-	-
Risk-free interest rate	1.66%-1.67%	1.40-1.78%

During the nine months ended May 31, 2020, $294,898 was expensed, and as of May 31, 2020, $449,833 remains unamortized. The intrinsic value of the 281,834 options as of May 31, 2020 is $0, and the weighted average value of the remaining life of the options is 9.15 years.

The following is a summary of stock option activity during the nine months ended May 31, 2020:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2019	234,000	$3.88	$9.78
Granted	74,000	2.48	10.00
Exercised	-	-	-
Forfeited/canceled	(26,166)	$3.31	9.10
Outstanding, May 31, 2020	281,834	$3.57	$9.15

The following table summarizes information relating to exercisable stock options as of May 31, 2020:

Options Outstanding			Options Exercisable
	Weighted Average Remaining
Number of Options	Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
46,084	8.22	$10.80	30,244	$10.80
2,500	9.14	$3.12	2,500	$3.12
159,250	9.25	$1.99	98,317	$1.99
50,000	9.52	$2.65	6,250	$2.65
24,000	9.54	$2.12	2,500	$2.12
281,834	9.15	3.57	139,811	3.95

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of May 31, 2020, as follows:

•	The Company is invoiced monthly and quarterly in connection with several Research and Development contracts.
•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

Changes in the fair value of the warrant liability were as follows:

Fair value – August 31, 2019	$29,501

Change in fair value for the period of warrant derivative liability	(29,501)
Fair value – May 31, 2020	-

As of May 31, 2020, there is no derivative liability associated with the shares of common stock issued pursuant to the Series E private offering as they no longer meet the criteria for price protection.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to May 31, 2020, we sold an aggregate of 762,762 shares of common stock under the ATM Offering at an average price of $1.45 per common share for net proceeds of $1,087,118.

On June 22, 2020, the Company executed and delivered a Project Invention Exercise Notice to The Research Foundation for the State University of New York (the “Foundation”) indicating that the Company wishes to obtain a commercial license to the Foundation rights in the certain compounds (together, the “Project Invention”). The Company shall pay a $25,000 fee to the Foundation, upon which the Foundation shall expand the definition of Licensed Patents in the License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018, to include the Project Invention.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	our expectation that our capital resources will not be sufficient to fund our operations for at least the next 12 months;
•	regulatory developments in the U.S. and in non-U.S. countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada unless otherwise indicated.

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

Our product candidate pipeline broadly leverages leading scientific methodologies to ECS modulation, balances risk across mechanism of action and stages of development and represents a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. In addition to our cocrystal program, we are currently developing ART27.13 as treatment for anorexia associated with cancer in a planned Phase 1b/2a trial and ART26.12, which is being studied as an endocannabinoid modulator and cancer therapeutic and is in the late pre-clinical stage. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

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

Our second in-licensed program is a platform of small-molecule inhibitors for fatty acid binding protein 5 (“ FABP5”), based upon scientific developments achieved at Stony Brook University (“SBU”) which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to begin developing these candidates. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, their high degree of similarity among the various types has proven challenging to the creation of drugs targeting specific FABPs. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, we believe researchers at SBU discovered the chemistry for creating a highly specific and potent small molecule inhibitor for FABP5. In addition to its potential as an endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development. Large amounts of human clinical epidemiological and animal model data support FABP5 as a well validated oncology therapeutic target, especially for triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer could begin in the second half of 2021 or the first half of 2022 depending on the impact of COVID-19. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

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

Results of Operations

The following summary of our results of operations, for the three and nine months ended May 31, 2020 and 2019, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2019, as included in Form 10-K filed with the SEC on November 25, 2019.

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

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

The following table provides selected financial data about the Company as of May 31, 2020 and August 31, 2019.

	May 31,	August 31,
	2020	2019	Change

Cash	$1,279,256	$4,423,965	$(3,144,709)
Total Assets	$3,493,527	$6,482,726	$(2,989,199)
Total Liabilities	$268,457	$1,021,513	$(753,056)
Stockholders’ Equity	$3,225,070	$5,461,213	$(2,236,143)

Balance Sheet Data

We have not generated any revenues since inception through May 31, 2020. The decrease in cash was primarily due to an increase in general and administrative expenses, professional fees, and research and development costs.

For the Three Months Ended May 31, 2020 Compared to the Three Months May 31, 2019

	Three months ended
	May 31,
	2020	2019	Change
Operating Expenses
General and administrative expense	$382,543	$402,803	$(20,260)
Professional fees	303,524	354,038	(50,514)
Research and development	265,204	184,204	81,000
Depreciation	124	243	(119)
Total Operating Expenses	951,395	941,288	10,107
Loss from Operations	(951,395)	(941,288)	(10,107)
Other income	204	32,439	(32,235)
Change in fair value of derivative liabilities	-	563,966	(563,966)
Net Loss	$(951,191)	$(344,883)	$(606,308)

Our operating expenses, for the three months ended May 31, 2020 were $951,395 compared to $941,288 for the same period in 2019. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses. Change in fair value of derivatives was $0 for the three months ended May 31, 2020, compared to a gain of $563,966 for the three months ended May 31, 2019.

For the Nine Months Ended May 31, 2020 Compared to the Nine Months May 31, 2019

	Nine months ended
	May 31,
	2020	2019	Change
Operating Expenses
General and administrative expense	$1,225,952	$666,226	$559,726
Professional fees	785,133	731,277	53,856
Research and development	1,646,920	858,224	788,696
Depreciation	372	383	(11)
Total Operating Expenses	3,658,377	2,256,110	1,402,267
Loss from Operations	(3,658,377)	(2,256,110)	(1,402,267)
Other income	1,198	32,439	(31,241)
Change in fair value of derivative liabilities	29,501	897,096	(867,595)
Net Loss	$(3,627,678)	$(1,326,575)	$(2,301,103)

Our operating expenses, for the nine months ended May 31, 2020 were $3,658,377 compared to $2,256,110 for the same period in 2019. The Company’s operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses. Change in fair value of derivatives was a gain of $29,501 for the nine months ended May 31, 2020, compared to a gain of $897,096 for the nine months ended May 31, 2019.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2020	2019	Change
Current Assets	$1,452,626	$4,442,588	$(2,989,962)
Current Liabilities	268,457	1,021,513	(753,056)
Working Capital	$1,184,169	$3,421,075	$(2,236,906)

Cash Flows

	Nine months ended
	May 31,
	2020	2019	Change
Cash Flows used in operating activities	$(3,474,667)	$(1,731,580)	$(1,743,087)
Cash Flows used in investing activities	(1,176)	(688)	(488)
Cash Flows provided by financing activities	270,771	1,679,772	(1,409,001)
Effects on changes in foreign exchange rate	60,363	1,511	58,852
Net change in cash and cash equivalents during the period	$(3,144,709)	$(50,985)	$(3,093,724)

Our total current assets as of May 31, 2020 were $1,452,626 as compared to total current assets of $4,442,588 as of August 31, 2019. The decrease in current assets is primarily due to continued operating expenses.

Our total current liabilities as of May 31, 2020 were $268,457 as compared to total current liabilities of $1,021,513 as of August 31, 2019. The decrease in current liabilities was primarily due to stock payable of $639,417 as of August 31, 2019 which was settled through the issuance of shares as of May 31, 2020.

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

Cash Flow from Operating Activities

During the nine months ended May 31, 2020, cash used in operating activities was $3,474,667 compared to cash used in operating activities of $1,731,580 during the period ended May 31, 2019. The cash used from operating activities was primarily attributed to net loss of $3,627,678 offset by stock-based compensation of 326,398 and a decrease in accounts payable and accrued liabilities of $88,231 for the nine months ended May 31, 2020. The cash used from operating activities was primarily attributed to net loss of $1,326,575 and change in fair value of derivative of $897,096, offset by stock-based compensation of $376,095, and an increase in accounts payable and accrued liabilities of $91,471 for the nine months ended May 31, 2019.

Cash Flow from Investing Activities

The Company used $1,176 and $688 for purchase of equipment for the nine months ended May 31, 2020 and 2019, respectively.

Cash Flow from Financing Activities

During the nine months ended May 31, 2020 and 2019, the Company received $380,678 and $1,675,637 from issuance of common stock and $7,116 and $12,222 from advance from related parties and repaid $113,866 and $0 for stock issuance costs and $3,040 and $8,087 to related parties, respectively. During the nine months ended May 31, 2020, the Company refunded fractional stock of $117.

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

Upon the completion of our financial statements for the period ended May 31, 2020, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2019, noting the existence of substantial doubt about our ability to continue as a going concern. As of the date of this report, there have been no changes to management’s conclusion that there remains substantial doubt about our ability to continue as a going concern.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenues from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including:

•	our research and development efforts, including preclinical studies and clinical trials of our product candidates;

•	developing sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own current good manufacturing processes (cGMPs), manufacturing facilities and processes;

•	addressing any competing technological and industry developments;

•	identifying, assessing, acquiring and/or developing new technology platforms and product candidates across numerous therapeutic areas;

•	obtaining regulatory approvals and marketing authorizations for product candidates;

•	launching and commercializing any approved products, either directly or with a collaborator or distributor;

•	obtaining market acceptance of and acceptable reimbursement for any approved products;

•	completing collaborations, licenses and other strategic transactions on favorable terms, if at all;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide, especially businesses involving activities or operations in China. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (the “WHO”) declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 outbreak could have a negative impact on our business, financial condition and operating results. Due to the global pandemic, our clinical trial recruiting and participants could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 pandemic is difficult to predict, but it may increase our costs or expenses.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have offices in La Jolla, California, and Dublin, Ireland. Our facilities could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 pandemic, cyber warfare, international conflict, climate change, and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

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

Our employees or consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by our employees or consultants could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, including civil, criminal or administrative.

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

Our executive officers, directors and certain stockholders possess the majority of our voting power, and through this ownership, control the Company and our corporate actions.

As of July 10, 2020, our current executive officers, directors and certain large stockholders of the Company hold approximately 7.93% of the voting power of our outstanding shares. These officers and investors have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers and these investors have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2020, the Company issued 45,834 shares of common stock to two Directors, for proceeds of $55,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation and Amendments	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
3.5	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 19, 2019.	S-1/A	333-230658	6/20/2019
4.1	Form of Public Warrant	S-1/A	333-230658	6/20/2019
4.2	Form of Underwriter’s Warrant	S-1/A	333-230658	6/20/2019
4.3	Form of Private Placement Warrant	8-K/A	333-199213	10/3/2017
10.1	Senior Promissory Note dated November 18, 2016	8-K	333-199213	11/18/2016
10.2	Consultancy Agreement by and between the Company and Dr. Saoirse O’Sullivan, PhD dated March 22, 2017.	8-K	333-199213	4/7/2017
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Note Repayment Agreement by and between Artelo Biosciences, Inc. and Malibu Investments Limited	8-K	333-199213	5/8/2017
10.7	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.8	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.9	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.10#	Indemnification Agreement dated as of July 31, 2017	8-K	333-199213	8/4/2017
10.11	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.12#	Form of Indemnification Agreement, by and between the Company and its directors.	8-K	333-199213	9/25/2017
10.13	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.14+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.15#	Amended and Restated 2018 Equity Incentive Plan	S-8	333-239434	6/25/2020
10.16#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.17	Form of Warrant Agency Agreement	S-1/A	333-230658	6/20/2019
10.18+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
32.1**	Section 906 Certification				*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: July 13, 2020	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

