Form 10-K
period 2020-08-31
ARTELO BIOSCIENCES, INC.
filed 2020-11-04
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-249083

Artelo Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 210, La Jolla CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 943-1689

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ARTL	The Nasdaq Stock Market, LLC
Warrants	ARTLW	The Nasdaq Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 29, 2020, was $2,970,416 based on a $1.07 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,111,587 shares of common stock issued and outstanding as of October 30, 2020.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
•	any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the U.S. and in non-U.S. countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Corporate Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate endogenous signalling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body. Our board of directors and management team is highly experienced and has a successful history of development, regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action and stages of development and represents a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a G protein-coupled receptor (GPCR) targeting synthetic small molecule program, ART27.13, as a treatment for anorexia associated with cancer in a planned Phase 1b/2a trial, ART26.12, which a small molecule inhibitor of Fatty Acid Binding Protein 5 (FABP5), being studied both as a cancer therapeutic and in anxiety-related disorder, including post-traumatic stress disorder, and ART12.11, a solid-state composition of cannabidiol (“CBD cocrystal”). The global coronavirus pandemic, COVID-19 has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic, small molecule GPCR agonist program, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist, which was originally developed by AstraZeneca plc (“AstraZeneca”). We have exercised our option to exclusively license this product candidate through the NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”). In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with U.K. regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.  We are expecting to commence enrollment in our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 by year-end. At present we do not foresee a delay due to the impact of COVID-19; however, we are aware the situation could change and we are working to mitigate any adverse effects that may materialize due to the pandemic.

Our second in-licensed program is a platform of small-molecule inhibitors for fatty acid binding protein 5 (“FABP5”), based upon scientific developments achieved at Stony Brook University (“SBU”) which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to begin developing these candidates. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, their high degree of similarity among the various types has proven challenging to the creation of drugs targeting specific FABPs. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, we believe researchers at SBU discovered the chemistry for creating a highly specific and potent small molecule inhibitor of FABP5. In addition to its potential as a synthetic endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development. Large amounts of human clinical epidemiological and animal model data support FABP5 as a well validated oncology therapeutic target, especially for triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer could begin in the second half of 2021 or the first half of 2022, depending on the ongoing impact of COVID-19. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

In addition to our in-licenced programs, we have our own internal discovery research initiatives, which resulted in creating ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of cannabidiol (“CBD”) is known to exhibit polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus affect its quality, safety, and efficacy. We believe our cocrystal exists as a single crystal form and as such is anticipated to have advantages over other forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent bioavailability and may lead to improved safety and efficacy.

Presently, we have one U.S. patent, one U.S. patent application, and two foreign patent applications directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other indications.

We are developing our product candidates in accordance with traditional drug development standards and will make them available to the general public via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the U.S. Food and Drug Administration (the “FDA”). Our management team has experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we expect to retain rights to internally develop and commercialize products, however, we may seek collaborations with partners in the biopharmaceutical industry when that strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic GPCR Agonist	Anorexia associated with cancer	Phase 1	Cancer anorexia cachexia syndrome: $2 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $7 billion PTSD: $7 billion

Therapeutics market size based upon total global annual prescription drug sales in 2016, 2017 or 2018.

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential of modulators of the ECS and related signaling pathways for their patients. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, including compounds that promote the effectiveness of the ECS.

Corporate Information and History

We were initially incorporated as Knight Knox Development Corp. in the State of Nevada on May 2, 2011. On November 18, 2016, James Manley, who had served as President, Chief Executive Officer, Chief Financial Officer, Secretary and director resigned from the Company. On that date, Peter O’Brien assumed the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and director of the Company.

On November 11, 2016, we registered a wholly owned subsidiary in Ireland, Trinity Reliant Ventures Limited and on June 2, 2017 we registered a wholly owned subsidiary in the UK, Trinity Research and Development Limited, to oversee our European operations. To date, activities within the subsidiary have consisted of raising equity capital and performing research and development activities in the United Kingdom.

On January 19, 2017, we changed of our name to Reactive Medical, Inc.

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

On April 14, 2017, we changed our name to Artelo Biosciences, Inc. The new name more accurately informed our stockholders about our focus and business strategy. The name “Artelo” was selected to portray our focus on improving and/or administering products distributed via arterial blood flow, and “Biosciences” to more accurately reflect our focus on drug development, including those derived from or synthetic mimetics of botanically sourced chemicals.

On May 2, 2017, we increased the size of our Board from two members to four members and appointed Connie Matsui and Steven Kelly as members of our Board.

On June 2, 2017, we registered a wholly owned subsidiary in England and Wales, Trinity Research & Development Limited.

On July 31, 2017, we closed a private placement offering of 244,033 Series A Units (the “Series A Units”) of our equity securities at a price of $3.20 per Unit for aggregate proceeds of $780,921 (the “Series A Offering”). Each Series A Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series A Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $8.00 per share for a period of five (5) years from the issue date (the “Series A Common Stock Warrants”). The Series A Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series A Subscription Agreement”) occurred on July 31, 2017. As part of the Series A Offering, the Company and the investors entered into a Series A Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series A Offering, including those issuable upon exercise of the Series A Common Stock Warrants, within one hundred eighty (180) days from the closing of the Series A Offering.

On July 31, 2017, Douglas Blayney, M.D. was appointed to the Board. On September 20, 2017, Georgia Erbez and R. Martin Emanuele, Ph.D. were appointed to the Board.

On March 23, 2018, we closed a private placement offering of 163,606 Series B Units (the “Series B Units”) of our equity securities at a price of $5.20 per Series B Unit for aggregate proceeds of $850,785 (the “Series B Offering”). Each Series B Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series B Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $12.00 per share for a period of five (5) years from the issue date (the “Series B Common Stock Warrants”). The Series B Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series B Subscription Agreement”) occurred on March 23, 2018. As part of the Series B Offering, the Company and the investors entered into a Series B Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series B Offering, including those issuable upon exercise of the Series B Common Stock Warrants, within one hundred eighty (180) days from the closing of the Series B Offering.

On September 12, 2018, we closed a private placement offering of 87,629 Series C Units (the “Series C Units”) of our equity securities at a price of $6.00 per Series C Unit for aggregate proceeds of $525,828 (the “Series C Offering”). Each Series C Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series C Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $14.00 per share for a period of five (5) years from the issue date (the “Series C Common Stock Warrants”). The Series C Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series C Subscription Agreement”) occurred on September 12, 2018. As part of the Series C Offering, the Company and the investors entered into a Series C Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series C Offering, including those issuable upon exercise of the Series C Common Stock Warrants, within one hundred eighty (180) days from the closing of the Series C Offering.

On January 30, 2019, we closed a private placement offering of 209,635 Series D Units (the “Series D Units”) of our equity securities at a price of $6.00 per Series D Unit for aggregate proceeds of $1,257,905 (the “Series D Offering”). Each Series D Unit consists of: (i) one (1) share of common stock, and (ii) one (1) Series D Common Stock Purchase Warrant to purchase one (1) share of common stock at a price of $14.00 per share for a period of five (5) years from the issue date (the “Series D Common Stock Warrants”). The Series D Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series D Subscription Agreement”) occurred on January 30, 2019. As part of the Series D Offering, the Company and the investors entered into a Series D Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series D Offering, including those issuable upon exercise of the Series D Common Stock Warrants, within one hundred eighty (180) days from the closing of the Series D Offering.

On April 25, 2019, we held an initial closing of a private placement offering of our Series E Units (the “Series E Units”). On May 24, 2019, we held a final closing of our Series E Units. We sold an aggregate total of 54,940 Series E Units at a price of $7.60 per Series E Unit for aggregate proceeds of $417,732 (the “Series E Offering”). Each Series E Unit consists of: (i) one (1) share of common stock; and (ii) a Series E Common Stock Purchase Warrant to purchase one-half (1/2) share of common stock at a price of $16.00 per share for a period of three (3) years from the issue date. The Series E Common Stock Warrants cannot be exercised on a cashless basis by non-affiliates. The consummation of the transactions contemplated by the Subscription Agreement (the “Series E Subscription Agreement”) occurred on May 24, 2019. As part of the Series E Offering, the Company and the investors entered into a Series E Registration Rights Agreement, which requires the Company to register for resale all of the shares of common stock sold as part of the Series E Offering, including those issuable upon exercise of the Series E Common Stock Warrants, within one hundred eighty (180) days from the closing of Series E the Offering.

On June 25, 2019, the Company sold an aggregate of 1,300,813 units with each unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price equal to $6.4575 per share (the “Warrants”) pursuant to that certain Underwriting Agreement dated as of June 21, 2019 (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative for the several underwriters named in Schedule I thereto (the “Underwriters”). In addition, the Company granted the Underwriters a 45-day option to purchase up to 195,121 additional shares of Common Stock, or Warrants, or any combination thereof, to cover over-allotments, if any. The Common Stock and the Warrants were offered and sold to the public (the “Offering”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-230658), filed by the Company with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”), on April 1, 2019, as amended, and which became effective on June 20, 2019. The offering price to the public was $6.15 per unit. In addition, simultaneously with the closing of the Offering the Company sold 191,102 Warrants upon the partial exercise of the Underwriters’ over-allotment option. The Company received gross proceeds of approximately $8,000,000, before deducting underwriting discounts and commissions and estimated Offering expenses.

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

The Company filed a Certificate of Change with the Secretary of State of Nevada, pursuant to which on June 20, 2019 the Company effected a one-for-eight reverse split of its authorized and issued and outstanding Common Stock (the “Reverse Stock Split”). The number of authorized shares of Common Stock were reduced from 150,000,000 to 18,750,000 and the number of authorized shares of the Company’s Preferred Stock were reduced from 50,000,000 to 6,250,000.

On December 2, 2019, Georgia Erbez resigned as a member of the Board.

On December 6, 2019, John W. Beck was appointed to the Board.

On October 9, 2020, the Company entered into an Underwriting Agreement (the “Ladenburg Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the underwriters described in the Ladenburg Underwriting Agreement (the “Underwriter”), pursuant to which the Company issued and sold, in a firm commitment underwritten public offering by the Company (the “Public Offering”), 8,800,000 units (the “Units”), with each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price equal to $0.75 per share of Common Stock that expires on October 14, 2025 (referred to individually as a “Warrant” and collectively as the “Warrants”). Each Unit was offered to the public at an offering price of $0.75 per Unit.

In addition, pursuant to the Ladenburg Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 1,320,000 additional shares of Common Stock and/or (ii) additional Warrants to purchase up to 1,320,000 additional shares of Common Stock, solely to cover over-allotments. The Overallotment Option was exercised in full on October 9, 2020.

On October 14, 2020, the Public Offering closed, and the Company issued and sold (i) 10,120,000 shares of Common Stock (which includes 1,320,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option) and (ii) Warrants to purchase 10,120,000 shares of Common Stock (which includes Warrants to purchase 1,320,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option), pursuant to the Registration Statement and the Underwriting Agreement. The net proceeds to the Company, after deducting the underwriting discount and commissions and estimated offering expenses payable by the Company, were approximately $6.58 million.

On October 14, 2020, the Company entered into a warrant agency agreement with the Company’s new transfer agent, American Stock Transfer & Trust Company LLC, who will also act as the warrant agent for the Company, setting forth the terms and conditions of the Warrants sold in the Public Offering (the “Warrant Agency Agreement”).

Our website address is www.artelobio.com. The contents of our website are not incorporated by reference into this Form 10‑K. We provide free of charge through a link on our website access to our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Commission.

Intellectual Property

We are a party to certain license agreements as described below, and, going forward we intend to license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of products that modulate the ECS.

Patent Estate and Licenses

Product Candidate	Patent Status	License
ART27.13 – Synthetic GPCR Agonist	Two (2) issued patents (US) including composition of matter, terms 11/3/24 and 9/22/25, not including any patent term extension, or PTE; 31 issued (Intl) patents.	Worldwide exclusive license
ART26.12 – FABP5 inhibitor

Three (3) patents issued (US), terms 6/18/31 (includes PTA) and 7/19/33, not including any PTE. Covers the target, composition of matter, and utility claims. One (1) pending (US) and eleven (11) pending (Intl) applications, and three (3) pending (US) provisional applications

Worldwide exclusive license
ART12.11 – Synthetic CBD Cocrystal	Issued (1) composition of matter patent (US) with a term through 12/10/38. Pending applications (US & Intl).	N/A (wholly owned by Artelo)

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

On January 4, 2019, the Company entered into the First Amendment to Material and Data Transfer, Option and License Agreement by and between us and NEOMED (the “First Amendment to NEOMED Agreement”), pursuant to which the Company agreed to issue NEOMED shares of our common stock as consideration for the waiver by NEOMED of the cash payment of $100,000 that was due to NEOMED on October 1, 2018. The Company issued 61,297 shares of common stock to NEOMED in connection with the Company’s exercise of the NEOMED Option. The Company also issued 11,363 shares of common stock to NEOMED pursuant to the terms of the First Amendment to NEOMED Agreement. Pursuant to the NEOMED Agreement, in July 2019, the Company completed a payment of $1,500,000 to NEOMED for the exercise of the NEOMED Option. Upon exercise of the NEOMED Option, NEOMED provided the Company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights worldwide, in all fields.

In connection with the NEOMED Agreement, additional potential payments of up to two hundred million dollars will be due upon the achievement of certain regulatory, commercial, and sales milestones. Additionally, we may pay mid-to high-single digit royalties on annual net sales of any product successfully developed.

In clinical development studies with NEOMED’s prior sponsor, NEO1940 was dosed in over 200 subjects. From 2007 to 2008, NEO1940 was evaluated in five phase I clinical trials under its original sponsor, AstraZeneca. NEO1940 was administered orally in 205 patients and its safety, tolerability, pharmacokinetics and pharmacodynamics were investigated. Four of these studies were single dose or Single Ascending Dose (“SAD”) studies. An initial SAD study was conducted in the UK. The program was completed with another study performed in a Japanese population. The two other single dose studies aimed at measuring a pharmacodynamics effect (Proof-of-Principle or POP studies) on analgesia using the capsaicin test in one case of the third molar extraction model in the other case. The last phase I study was a Multiple Ascending Dose (“MAD”) study, where patients with chronic lower back pain received NEO1940 for a scheduled period of 12 days. Further details of the studies are found in Table 1.

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

NEO1940 demonstrated, in general, an acceptable safety and tolerability profile in the safety endpoints. The profile of the observed safety effects was generally typical of cannabinoids and the majority of the adverse events were of mild or moderate intensity. A maximum tolerated dose was defined by the frequency and severity of adverse events. A dose dependent increase in body weight was observed in the MAD study. In three out of the five phase I studies, analgesia in acute pain models was also measured as an end-point; no convincing analgesic efficacy was seen in any of these studies.

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

Research & Development

In view of the urgent need for new and more effective drugs, we intend to combine innovative science and accelerated clinical development to create and develop novel therapies using cannabinoid-based medications and similar compounds which modulate the ECS. Our current research and development efforts have been limited to investigative work surrounding cannabinoids, including creating and developing novel and synthetic formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with the University of Nottingham, U.K. and various CRO’s in the U.S. and U.K.

Scientific Approach

We intend to create, acquire, and develop a full spectrum of therapeutics, each of which has the potential to modulate the ECS for human health. The principal scientific platforms of our strategy is as follows:

•

New Chemical Entities. We expect to license intellectual property rights for research stage platforms and new chemical entities developed within leading academic institutions under which we may develop programs that target endogenous signaling pathways, including molecules that modulate the ECS. These programs may involve the use of compounds which are neither plant based nor synthetically-derived cannabinoids, but are instead compounds that have been shown to have promising potential in signaling pathways. Our initiatives for this strategy led us to the license novel technology from Stony Brook University, which we expect to be a core program for the Company. We also plan to acquire rights to intellectual property for research and clinical stage assets developed within the pharmaceutical industry and leading research institutions for synthetic small molecules, new chemical entities or alternatives to plant-based cannabinoids. Our efforts to secure rights to synthetic novel compounds led us to the NEOMED Agreement with NEOMED for the Compound.

Our Board and management have experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. As we build our pipeline and advance our research and clinical development programs, we will evaluate partnerships with large pharmaceutical and biopharmaceutical companies where applicable. Based upon our management’s current experience and the future talent we may attract, we plan to retain rights to develop and commercialize products on our own. However, we will seek to collaborate with biopharmaceutical partners should that strategy serve to maximize the value for our stockholders.

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

•

ART27.13 – ART27.13 is our name for the synthetic GPCR agonist compound formerly known as NEO1940 and AZD1940. We intend to develop a synthetic formulation suitable for treatment of anorexia/weight loss associated with cancer. ART27.13 has been in 205 subjects in prior clinical studies and is clinic-ready for a Phase 1b/2a study in anorexia associated with cancer.

•

ART26.12 – Our FABP5 inhibitor program is intended for treatment of breast cancer, prostate cancer, neuropathic and nociceptive pain and anxiety disorders, including PTSD. Our near-term goal is to identify a lead development compound and assess its activity in models of cancer and pain. Once one or more lead compound(s) are selected, we intend to initiate regulatory-enabling studies.

•

ART12.11 – Our novel solid-state CBD composition coformed with tetramethylpyrazine (“TMP”) is targeted for development in Inflammatory Bowel Disease, Post-Traumatic Stress Disorder (“PTSD”), and rare/orphan diseases. The rare/orphan disease strategy is supported by recent FDA actions with other company programs containing CBD, however, we intend to prioritize pain conditions associated with inflammation and neurologic conditions such as epilepsy and PTSD.

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

Our potential competitors, which include pharmaceutical and biopharmaceutical companies such as Novartis International AG, Helsinn Therapeutics (U.S.), Inc., Cannabics Pharmaceuticals Inc., GW Pharmaceuticals OLC, Pfizer Inc., and Tetra Bio-Pharma Inc. may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an IND application, which must take effect before human clinical trials may begin;

•	approval by an institutional review board representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with GCPs to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA requesting marketing approval for one or more proposed indications, including the payment of application user fees;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of one or more clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	securing FDA approval of the NDA; and

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (the “FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. United States governmental authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. Accordingly, when we interact with foreign health care professionals and researchers in testing and marketing our product candidates abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate had been repealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allocated one hour for oral arguments, which have been scheduled for November 10, 2020, with a decision likely to follow in the spring of 2021. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020 and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs, as well as several recent Executive Orders signed by President Trump. Additionally, individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs.

Employees

We currently have three (3) employees, and we also engage multiple contractors, consultants and advisors who provide services on a part-time basis. Our employee, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We have no unionized employees. We currently have no retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employee, consultants, and contractors to be satisfactory.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND PRODUCT CANDIDATES

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future as developing our product candidates and conducting clinical trials will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any products that are approved in the future.

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

We are a party to license agreements with NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”) and the Research Foundation at Stony Brook University, pursuant to which we in-license key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In particular, on April 24, 2019, we exercised our option (the “Option Exercise”) pursuant to the Material and Data Transfer, Option and License Agreement with NEOMED dated as of December 20, 2017, as amended on January 4, 2019 (the “NEOMED Agreement”). If we are found in the future not to be in compliance with the NEOMED Agreement, our license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”), or any other license agreements it could materially adversely affect our business, results of operations, financial condition and prospects. If we fail to comply with any of our license obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

Changes in regulatory requirements or other unforeseen circumstances may impact the timing of the initiation or completion of our clinical trials.

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols or our development plan to reflect these changes. Amendments may require resubmitting clinical trial protocols to the FDA or other similar authorities in other jurisdictions and institutional review boards (“IRBs”) for reexamination, which may impact the costs, timing or successful completion of our clinical trials. If we experience delays in completion of, or if we terminate any planned clinical trials, the commercial prospects for product candidates may be harmed, and the ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of product candidates.

The full impact of the COVID-19 pandemic on Artelo’s clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on Artelo’s business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the U.S. and global economy and drug product manufacturing and supply chain may also adversely affect Artelo’s clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, and similar measures, as well as business closures and stresses on healthcare systems and our clinical trial sites, Artelo’s ability to recruit participants for its clinical trials may be significantly impacted. Artelo may not be able to commence or complete its clinical trials as currently planned. Artelo also may be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or some time after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs and regulatory authorities.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates, if approved in the future. To obtain revenues from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including:

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

Artelo’s operations and financial results could be adversely impacted by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus, subsequently named SARS-CoV-2 (and which causes a disease called “COVID-19”), was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide, especially businesses involving activities or operations in China. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (the “WHO”) declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 outbreak could have a negative impact on our business, financial condition and operating results. Due to the global pandemic, our recruiting of clinical trial participants could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 pandemic is difficult to predict, but it may increase our costs or expenses.

We may not be able to file Investigational New Drug applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in the United States for any of our product candidates, we may be required to have an Investigational New Drug application (“IND”) in effect for each product candidate. Submission of an IND may not result in the FDA allowing clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Once an IND is submitted, the sponsor must wait 30 calendar days before initiating the clinical trial, during which FDA will review the IND and either provide comments or allow the trial to proceed. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a clinical trial application (the equivalent of an IND in foreign jurisdictions), these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

Use of our product candidates could be associated with adverse side effects.

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

The emergence of unforeseen safety issues or adverse events may lead to regulatory agencies requiring us to conduct additional preclinical or clinical trials regarding the safety and efficacy of our product candidates, which we have not planned or anticipated. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. We may also inadvertently fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such clinical trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including good clinical practices (“GCPs”) or the approved clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in a finding of non-compliance, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates for any reason, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and the future marketing approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We plan to rely on third-party CROs to conduct the majority of our preclinical research studies and our clinical trials. In addition, we plan to rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. There is no assurance we can obtain the services we need at commercially reasonable prices or within the timeframes we desire. Even though we will enter into agreements governing these third parties’ activities, we will have limited influence over their actual performance and we will control only certain aspects of their activities. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the CROs. If there is any dispute or disruption in our relationship with our contractors or if we need to enter into alternative arrangements, that will delay our product development activities.

Our reliance on third parties for research and development activities will reduce our control over these activities, but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results are determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites, as well as CROs. If we or our CRO fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or if the quality of the clinical data they obtain is compromised due to the failure to conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved in the future, we may not be able to generate product revenue.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we expect to pursue collaborative arrangements regarding the sales, marketing and distribution of our future products. However, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, their sales forces may not be successful in marketing our future products. Any revenue we receive would depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the sales, marketing and distribution efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales, marketing and distribution efforts of our product candidates, if approved. There can be no assurance that we will be able to develop internal sales, marketing distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

If our contract manufacturing organization for materials to be used in our clinical trials fails to supply us with the necessary materials, we may be unable to complete our clinical trials on a timely basis, if at all.

We have entered into an agreement with a third party to handle the manufacturing supply chain for product candidate ART27.13. If this manufacturer is unable or unwilling to provide us with sufficient quantities of our product candidate to meet its demands or fails to meet its standards of quality or other specification or to achieve drug cGMP compliance, we may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with substitute suppliers in a timely manner or at all.

We may depend on third parties for clinical and commercial supplies, including, in some instances, a single supplier.

We may depend on third-party suppliers for clinical and commercial supplies, including the active ingredients which are used in our product candidate. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, its manufacturing operations and clinical trials and the clinical trials of our collaborators may be delayed or disrupted, and its business and prospects may be materially and adversely affected as a result.

We may rely on a single supplier for certain of its supplies. If this supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all.

If any of our offices become damaged or inoperable, or we are required to vacate our facilities, our ability to pursue our research and development efforts may be jeopardized.

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have offices in La Jolla, California, Manchester, UK, and Dublin, Ireland. Our facilities could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 pandemic, cyber warfare, international conflict, climate change, and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

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

In the United States, the DEA regulates the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement of annual registrations to manufacture or distribute cannabinoid-based pharmaceuticals. We do not currently conduct manufacturing or repackaging/relabeling of any product candidates in the United States, however we intend to conduct research on cannabinoids, including naturally-occurring cannabinoids, which are currently considered Schedule 1 controlled substances. We plan to obtain the required licenses regulating the possession and supply of cannabinoids and to utilize third party contractors to conduct research who have the required registrations, however there is no assurance that we will be successful in obtaining the required licenses or that we will be successful identifying or engaging third party contractors who have the required registrations.

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

To date, we have not obtained controlled substance import, export, or supply licenses in any countries. We do not have an established track record of obtaining such required licenses and there is no assurance we will be able to obtain or maintain such licenses in the future, which could restrict our ability to conduct the research required for development and commercialization of our lead products.

Any product candidates we develop may be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Some of our product candidates may contain controlled substances as defined in the federal Controlled Substances Act of 1970 (the “CSA”). Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements that are administered and enforced by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the United States that comprise or contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances presenting the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs by licensed and DEA-registered health care providers is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis-derived extracts may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the U.S. Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. Prior to June 2018, GW Pharmaceuticals was developing a cannabis-extracted CBD product designated as schedule I and now, having FDA approval in June 2018 of Epidiolex® in the US, the DEA has not only removed it from the list of Schedule I chemicals, the DEA has removed it from the list of controlled substances altogether.

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

At present, there is only a very limited documented clinical trial history related to cannabinoids from which we can derive any scientific conclusions, or prove that our present assumptions for the current and planned research are scientifically compelling. While we are encouraged by the limited results of clinical trials by others, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. Before conducting testing in humans in the U.S. of a drug that has not been approved by the FDA, we will need to submit an IND application to the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

The emerging markets for cannabinoid-derived products and medical research and development are and will likely remain competitive. The development and commercialization of pharmaceutical products in general is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed by universities and other research institutions. Many of our competitors have developed, are developing, or will develop products and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that may enter the market. For some of our product development directions, other treatment options are currently available, under development, and may become commercially available in the future. If any of our product candidates is approved for the diseases and conditions we are currently pursuing, they may compete with a range of therapeutic treatments that are either in development or currently marketed.

Changes in legislation or regulation in the health care systems in the United States and foreign jurisdictions may affect us.

Our ability to successfully commercialize our products may depend on how the U.S. and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability.

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

Patents also have a limited lifespan. In the United States, subject to certain extensions that may be obtained in some cases, the natural expiration of a utility patent is generally 20 years from its earliest effective filing date, and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and services, we may be open to competition. Further, if we encounter delays in our development efforts, the period of time during which we could market our products and services under patent protection would be reduced.

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

RISKS RELATED TO OUR SECURITIES

You may be unable to exercise the Warrants and they may have no value under certain circumstances.

We currently do not have authorized shares available to permit exercise of all of the warrants. Therefore, all of the warrants will not be exercisable until we obtain stockholder approval to increase the number of authorized shares of common stock in an amount sufficient to permit exercise in full of the warrants. If we are unable to obtain such stockholder approval, the warrants may have no value and will expire. In no event may the warrants be net cash settled.

We have used almost all of our unreserved, authorized shares.

We have used almost all of our unreserved authorized shares and will need stockholder approval to increase the number of authorized shares. Our articles of incorporation currently requires stockholder approval of not less than a majority of all outstanding shares of capital stock entitled to vote in order to increase the number of authorized shares. There are no assurances that stockholder approval will be obtained. In the event that stockholder approval is not obtained, we will be unable to raise additional capital through the issuance of shares of common stock to fund our future operations.

If we sell securities in future financings, subject to our stockholders approving an increase to the number of authorized shares, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any of our securities sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders could experience additional dilution and, as a result, our stock price may decline.

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

Until December 2017, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8–K reflecting our status as a non-shell company, was filed with the SEC; and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that we were required to file such reports and materials), other than Form 8–K reports. We are currently subject to the reporting rules under the Exchange Act and expect to remain subject to the reporting requirements under the Exchange Act. However, even then, many of our stockholders may be forced to hold their shares of our common stock for at least that 12-month period before they are eligible to sell those shares, and even after that 12-month period, sales may not be made under Rule 144 unless we are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline or make it difficult to establish a trading market in our shares.

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

If the listing requirements of the Nasdaq Capital Market divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as executive officers.

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

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our securities less attractive to investors.

For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities, and our stock price may be more volatile.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037, U.S. Additionally, we have an office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our European subsidiaries: Trinity Reliant Ventures Limited (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. The leases for our office space are month-to-month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, and results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants began trading on the Nasdaq Capital Market on June 21, 2019 under the trading symbols “ARTL” and “ARTLW,” respectively.

Our shares are issued in registered form. American Stock Transfer & Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, Telephone: 800-937-5449 is the registrar and transfer agent for our common shares.

On October 15, 2020, the shareholders’ list showed 180 registered shareholders with 15,111,587 shares of common stock outstanding.

Description of Securities

The Company’s authorized capital stock consists of 25,000,000 shares of capital stock, par value $0.001 per share, of which 18,750,000 shares are common stock, par value $0.001 per share and 6,250,000 of preferred stock, par value $0.001 per share. As of October 15, 2020, the Company has 15,111,587 shares of common stock outstanding held by approximately one hundred eighty 180 stockholders of record, and no shares of preferred stock outstanding.

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

Registration Statement on Form S-8

As of August 31, 2020, 281,834 shares of our common stock were issuable upon the exercise of options or restricted stock awards.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2020.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations, for the year ended August 31, 2020 and 2019, should be read in conjunction with our audited financial statements, as included in this Form 10-K.

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

The following table provides selected financial data about the Company as of August 31, 2020 and 2019.

Balance Sheet Data

	August 31,	August 31,
	2020	2019	Change

Cash	$2,142,072	$4,423,965	$(2,281,893)
Total Assets	$4,376,862	$6,482,726	$(2,105,864)
Total Liabilities	$502,177	$1,021,513	$(519,336)
Stockholders' Equity	$3,874,685	$5,461,213	$(1,586,528)

We have not generated any revenues since inception through August 31, 2020. The decrease in cash was primarily due to an increase in R&D expense and other operating expenses.

For the Year ended August 31, 2020 Compared to the Year ended August 31, 2019

	Year ended
	August 31,
	2020	2019	Change
Operating Expenses
General and administrative expense	$1,788,684	$952,334	$836,350
Professional fees	977,672	1,164,695	(187,023)
Research and development	1,918,919	1,091,992	826,927
Depreciation	500	510	(10)
Total Operating Expenses	4,685,775	3,209,531	1,476,244
Loss from Operations	(4,685,775)	(3,209,531)	(1,476,244)
Other income	1,412	31,256	(29,844)
Change in fair value of derivative liabilities	29,501	1,006,099	(976,598)
Net Loss	$(4,654,862)	$(2,172,176)	$(2,482,686)

Our operating expenses, for the year ended August 31, 2020 were $4,685,775 compared to $3,209,531 for the same period in 2019. The increase in general and administrative fees was primarily due to an increase in salaries and wages related to increased operations, consulting fees, and investor relations costs.  The increase in research and development was related to additional funds being utilized to fund the Company’s three primary research and development programs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $4,654,862 and $2,172,176 for the years ended August 31, 2020 and 2019, respectively. As of August 31, 2020, we had cash and cash equivalents of $2.1 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of August 31, 2020, the Company had an accumulated deficit of $9,465,618 and working capital of $1,835,022. As of August 31, 2020, we had cash and cash equivalents of $2.1 million. During the year ended August 31, 2020, 1,518,354 shares were sold in connection with the Company’s at-the-market equity program for proceeds net of offering costs of $1.9 million. In addition, in October 2020 we raised an additional $6.6 million in net proceeds through a public offering.  As such, we believe our cash and cash equivalents, including the proceeds received in October 2020, will be sufficient to fund our operations for at least the next 12 months following filing date of this Annual Report on Form 10-K.

Working Capital

	August 31,	August 31,
	2020	2019	Change
Current Assets	$2,337,199	$4,442,588	$(2,105,389)
Current Liabilities	502,177	1,021,513	(519,336)
Working Capital	$1,835,022	$3,421,075	$(1,586,053)

Cash Flows

	Year ended
	August 31,
	2020	2019	Change
Cash Flows used in operating activities	$(4,347,382)	$(2,792,676)	$(1,554,706)
Cash Flows used in investing activities	-	(1,500,688)	1,500,688
Cash Flows provided by financing activities	1,980,736	8,377,427	(6,396,691)
Effects of exchange rate changes on cash	84,753	2,478	82,275
Net change in cash and cash equivalents during the period	$(2,281,893)	$4,086,541	$(6,368,434)

Our total current assets as of August 31, 2020 were $2,337,199 as compared to total current assets of $4,442,588 as of August 31, 2019. The decrease in current assets is primarily due to the increase in operating expenses during the year ended August 31, 2020.

Our total current liabilities as of August 31, 2020 were $502,177 as compared to total current liabilities of $1,021,513 as of August 31, 2019. The decrease in current liabilities was primarily due to stock payable of $639,417 as of August 31, 2019 which was settled through the issuance of shares as of August 31, 2020.

Cash Flow from Operating Activities

During the year ended August 31, 2020, cash used in operating activities was $4,347,382 compared to cash used in operating activities of $2,792,676 during the year ended August 31, 2019. The cash used in operating activities was primarily attributed to net loss of $4,654,862 offset by stock-based compensation of $377,766 and an increase in accounts payable and accrued liabilities of $127,979 for the year ended August 31, 2020.  The cash used in operating activities for the year ended August 31, 2019 was primarily attributed to net loss of $2,712,176 and change in fair value gain of derivative of $1,006,099, offset by stock-based compensation of $425,110, increase in stock payable of $100,000, decrease in prepaid expenses of $27,048, and decrease in accounts payable and accrued liabilities of $180,409.

Cash Flow from Investing Activities

The Company used $0 and $688 to purchase equipment and $0 and $1,500,000 as partial payment for a license for the year ended August 31, 2020 and 2019, respectively.

Cash Flow from Financing Activities

During the year ended August 31, 2020 and 2019, the Company received $1,977,691 and $8,376,379 from issuance of common stock and $7,863 and $18,276 from advance from related parties and repaid $4,710 and $17,228 to related parties, respectively. During the year ended August 31, 2020, the Company refunded fractional stock of $108. Of the $1,977,691 the Company received in the year ended August 31, 2020, $1,922,691 were sold in connection with the Company's at-the-market equity program.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

November 4, 2020

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$2,142,072	$4,423,965
Prepaid expenses other current assets	195,127	18,623
Total Current Assets	2,337,199	4,442,588
Equipment, net of accumulated depreciation of $1,363 and $792, respectively	246	721
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	$4,376,862	$6,482,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$490,218	$348,863
Due to related party	11,959	3,732
Derivative liability	-	29,501
Stock payable	-	639,417
Total Current Liabilities	502,177	1,021,513

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized,
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock, par value $0.001, 18,750,000 shares authorized,
4,991,587 and 3,353,616 shares issued and outstanding, respectively	4,992	3,354
Additional paid-in capital	13,271,549	10,278,421
Accumulated deficit	(9,465,618)	(4,810,756)
Accumulated other comprehensive income (loss)	63,762	(9,806)
Total Stockholders' Equity	3,874,685	5,461,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,376,862	$6,482,726

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	August 31,
	2020	2019

OPERATING EXPENSES
General and administrative	$1,788,684	$952,334
Professional fees	977,672	1,164,695
Research and development	1,918,919	1,091,992
Depreciation	500	510
Total Operating Expenses	4,685,775	3,209,531

Loss from Operations	(4,685,775)	(3,209,531)

OTHER INCOME
Other income	1,412	31,256
Change in fair value of derivative liabilities	29,501	1,006,099
Total other income	30,913	1,037,355

Provision for income taxes	-	-

NET LOSS	$(4,654,862)	$(2,172,176)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	73,568	2,474
Total Other Comprehensive Income	73,568	2,474

TOTAL COMPREHENSIVE LOSS	$(4,581,294)	$(2,169,702)

Basic and Diluted Loss per Common Share	$(1.26)	$(1.00)

Basic and Diluted Weighted Average Common Shares Outstanding	3,707,650	2,172,465

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2018	1,750,268	1,750	2,514,136	(2,638,580)	(12,280)	(134,974)

Common shares issued for cash	1,565,388	1,566	8,374,813	-	-	8,376,379
Common shares issued for price protection	12,950	13	(13)	-	-	-
Common shares issued for services - officers	-	-	52,000	-	-	52,000
Common shares issued for services - related party	25,000	25	239,975	-	-	240,000
Reclass of warrant derivative liability from equity	-	-	(1,035,600)	-	-	(1,035,600)
Stock option granted for services	-	-	133,110	-	-	133,110
Reverse stock split adjustment	10	-	-	-	-	-
Net loss for the period	-	-	-	(2,172,176)	-	(2,172,176)
Other comprehensive loss	-	-	-	-	2,474	2,474
Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Additional common shares issued	7,373	7	(7)	-	-	-
Common shares issued for cash, net of issuance costs	1,564,188	1,565	1,976,126	-	-	1,977,691
Common shares issued for services - officers	-	-	44,500	-	-	44,500
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Cancellation of common shares	(6,250)	(6)	(2,494)	-	-	(2,500)
Stock option expense	-	-	335,766	-	-	335,766
Refund for fractional stock	-	-	(108)	-	-	(108)
Net loss for the period	-	-	-	(4,654,862)	-	(4,654,862)
Other comprehensive loss	-	-	-	-	73,568	73,568
Balance, August 31, 2020	4,991,587	$4,992	$13,271,549	$(9,465,618)	$63,762	$3,874,685

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended
	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,654,862)	$(2,172,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	377,766	425,110
Depreciation	500	510
Change in fair value of derivative liabilities	(29,501)	(1,006,099)
Stock payable	-	100,000
Changes in operating assets and liabilities:
Prepaid expenses	(169,264)	27,048
Other receivable	-	13,340
Accounts payable and accrued liabilities	127,979	(180,409)
Net cash used in operating activities	(4,347,382)	(2,792,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(688)
Purchase of license	-	(1,500,000)
Net cash used in investing activities	-	(1,500,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares for cash	1,977,691	8,376,379
Refund for fractional stock	(108)	-
Advance from related parties	7,863	18,276
Repayments to related parties	(4,710)	(17,228)
Net cash provided by financing activities	1,980,736	8,377,427

Effect of exchange rate changes on cash	84,753	2,478

Net change in cash and cash equivalents	(2,281,893)	4,086,541
Cash and cash equivalents - beginning of period	4,423,965	337,424
Cash and cash equivalents - end of period	$2,142,072	$4,423,965

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Reclass of warrant derivative liability from equity	$-	$1,035,600
Common shares issued for deposit of exercise of the license	$-	$539,417
Share issuance for price protection	$-	$13
Common shares issued for acquisition of license offset against stock payable	$539,417	$-
Common shares issued for settlement of stock payable	$100,000	$-
Additional issuance of Series D shares per the terms of the subscription agreements	$7	$-
Cancellation of common shares	$6	$-

The accompanying notes are an integral part of these financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Notes to the Financial Statements

For the years ended August 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011 and based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

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

We are a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate the endocannabinoid system.

Liquidity

The Company has incurred losses for the past several years and a net loss of $4.7 million during the year ended August 31, 2020. Subsequent to August 31, 2020, we completed a public offering for net proceeds of approximately $6.6 million, which substantially increased our cash and cash equivalents and improved our working capital position (Note 9). Consequently, our existing cash resources and cash received from the public offering are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that our consolidated financial statements are issued.

Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive, and future capital expenditures and additional working capital are expected. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended August 31, 2019 that there was substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans and the significant capital raised on October 14, 2020, that substantial doubt has been alleviated.

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

Covid 19

As the COVID-19 pandemic is still evolving at this time and much of its impact remains unknown, the Company is not able to predict the impact it may have on the development of its product candidates and business. The severity of the COVID-19 pandemic could also negatively impact the Company’s access to its existing supply chain by delaying the delivery of key raw materials used in its product candidates and therefore delay the delivery of such products for use in its clinical trials. Any of these results could have a material adverse impact to our business.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation.  All intercompany transactions and balances have been eliminated.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended August 31, 2020, no impairment losses have been identified.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,142,072 and $4,423,965 in cash and cash equivalents at August 31, 2020 and 2019, respectively.

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

Deferred Offering Costs

Deferred offering costs were capitalized and consisted of fees and expenses incurred directly in connection with the Company’s offering that was completed during the year ended August 31, 2020. At the time of the completion of the offering the amounts were transferred to additional paid in capital. Deferred offering costs included legal and accounting costs.

Foreign Currency Transactions

The Company has operations outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included as other comprehensive income.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in consolidated the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Company has recently adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

There were $377,766 and $425,110 share-based expenses for the years ended August 31, 2020 and 2019, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at August 31, 2020 and 2019.

Net Loss per Share of Common Stock

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

For the years ended August 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	August 31, 2020	August 31, 2019
Warrants	2,334,937	2,334,937
Options	281,834	234,000
Total	2,616,771	2,568,937

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

Reclassification of Prior Year Amounts

Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with current year presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended August 31, 2020 and 2019, the president and an officer of the Company incurred a total of $2,124 and $1,530 of expenses on behalf of the Company. The amounts owed to the related party as of August 31, 2020 and 2019 are $5,855 and $3,732, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the years ended August 31, 2020 and 2019, the former President, and current Senior Vice President, European Operations, who is a major stockholder of the Company, paid for expenses on behalf of the Company for a total of $5,739 and $16,746, respectively. The amount of $4,710 and $17,228 was repaid during the years ended August 31, 2020 and 2019, respectively. The amounts owed to the related party as of August 31, 2020 and 2019 are $1,104 and $0, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the years ended August 31, 2020 and 2019, Blackrock Ventures, Ltd., an entity owned by the Senior Vice President, European Operations, who is a major stockholder of the Company, provided $64,000 and $38,000 worth of consulting services to the Company, of which, $5,000 and $0 was outstanding, as of August 31, 2020 and 2019, respectively. On March 15, 2019, the Board approved the issuance of 25,000 shares of our common stock valued at $240,000 in exchange for its prior services to the Company.

Employment

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of August 31, 2020, and 2019, the Company recorded accrued bonus of $150,480 and $0, respectively. During the years ended August 31, 2020 and 2019, the Company recorded salary and bonus of $581,441 and $258,128 to Mr. Gorgas, respectively.

During the year ended August 31, 2020, the Company has an employment contract with a key employee, Mr. Randy Schreckhise, Vice President, Finance and Operations. As of August 31, 2020, and 2019, the Company recorded accrued bonus of $23,196 and $0, respectively. During the year ended August 31, 2020, the Company recorded salary and bonus of $124,802 to Mr. Schreckhise.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Stock based compensation

During the years ended August 31, 2020 and 2019, the Company recorded $42,000 and $52,000 of stock compensation expense for our members of the Company’s Board of Directors, respectively. The stock-based compensation is related to restricted stock awards issued in 2017. The unamortized value of the stock-based compensation as of August 31, 2020 is $33,833.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001.

During the years ended August 31, 2020 and 2019, there were no issuance of preferred stock.

Common Shares

The Company has authorized 18,750,000 common stock with a par value of $0.001 per share. Each common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended August 31, 2020, the Company issued 1,644,221 shares of common stock as follows:

•

61,297 shares of common stock were issued for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 (see Note 7)

•	11,363 shares of common stock were issued for the settlement of stock payable of $100,000
•	7,373 shares of common stock were issued for additional issuance of Series D per the terms of the subscription agreements.
•

1,564,188 shares of common stock were issued for cash of $1,977,691, of which 45,834 shares were issued to our officers and directors for $55,000 and 1,518,354 shares were sold in connection with the Company’s at-the-market equity program for proceeds net of offering costs of $1,922,691. The agent of the program was entitled to compensation at a commission rate of 2.0% of the gross sales price per sold share of common stock.

On December 2, 2019, 6,250 shares of common stock previously issued to a director of the Company were cancelled upon the resignation of the director from the Company. As a result, the Company reversed an expense of $2,500 which was recorded during the year ended August 31, 2020.

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

The stock payable was fully settled when the shares were issued during the year ended August 31, 2020.

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

Under the terms of the subscription agreements for the Company’s private placement offerings, following the closing date of such private offering until the earlier of (i) the date that the registration statement of the shares issued in such offering is declared effective by the SEC, or (ii) the date the shares otherwise become freely tradable, if the Company issues any common stock or common stock equivalent entitling the new investor to acquire common stock at a price below the purchase price for that particular prior subscription agreement, the Company will be required to issue the prior investor additional units, each consisting of one share of common stock and a warrant to purchase one share of common stock, equal to the difference between the units actually issued at such closing to the new investor, and the number of units we would have issued to the prior investor had the offering been completed at this new, lower price per share. Management reviewed the terms of the agreements and determined that in accordance with ASC 815, these cash subscription agreements entered into by the Company contain derivative features. As of August 31, 2020 and 2019, a derivative liability of $0 and $29,501 has been recorded.

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

A summary of activity of the warrants during the years ended August 31, 2020 and 2019 follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2018	495,306	$10.40	4.23
Granted	1,839,631	7.51	4.85
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2019	2,334,937	$8.12	4.30
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2020	2,334,937	$8.12	3.30

The intrinsic value of the warrants as of August 31, 2020 and 2019 is $0. All of the outstanding warrants are exercisable as of August 31, 2020.

2018 Equity Incentive Plan

On August 17, 2018, the Board of Directors of the Company approved the Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the Company to issue up to 375,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or non-statutory stock options that are not intended to qualify as “incentive stock options”. Incentive stock options may be granted only to employees. The 2018 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2018 Plan will expire on August 17, 2028.

The plan was increased to permit the issuance of 425,000 and 748,738 shares of common stock on June 19, 2020 and September 1, 2020, respectively. As of September 1, 2020, the 2018 Plan permits the Company to issue up to 1,548,738 shares of common stock.

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

On January 1, 2020, the Company granted 24,000 shares of common stock to a consultant in the form of a stock option valued at $67,976 in connection with the Company further amending and restating the consultant’s prior amended and restated Consulting Agreement dated as of August 17, 2018. The exercise price per share is $2.12 and the stock options expire on December 13, 2029. The shares vest 1/48th monthly over a period of four years, beginning on January 31, 2020 and on the last day of each month thereafter.

The Company utilizes the Black-Scholes model to value the stock options. The Company utilized the following assumptions:

	Year Ended	Year Ended
	August 31,	August 31,
	2020	2019
Expected term	5 years	5 years
Expected average volatility	155%	158%
Expected dividend yield	-	-
Risk-free interest rate	1.67%	1.40%

During the year ended August 31, 2020, $335,766 was expensed, and as of August 31, 2020, $408,965 remained unamortized. During the year ended August 31, 2019, $133,110 was expensed, and as of August 31, 2019, $637,865 remains unamortized.

The following is a summary of stock option activity during the years ended August 31, 2020 and 2019:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2018	50,000	$10.80	$9.97
Granted	184,000	2.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, August 31, 2019	234,000	$3.88	$9.78
Granted	74,000	2.48	10.00
Exercised	-
Forfeited/canceled	(26,166)	3.31	9.58
Outstanding, August 31, 2020	281,834	$3.57	$8.90

The following table summarizes information relating to exercisable stock options as of August 31, 2020:

Options Outstanding			Options Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Options	Contractual life (in years)	Exercise Price	Shares	Exercise Price
46,084	7.97	$10.80	31,999	$10.80
2,500	8.88	$3.12	2,500	$3.12
159,250	9.00	$1.99	103,006	$1.99
50,000	9.27	$2.65	10,000	$2.65
24,000	9.29	$2.12	4,000	$2.12
281,834	8.90	3.57	151,505	3.92

The intrinsic value of the 281,834 options outstanding as of August 31, 2020 was $0. The intrinsic value of the 234,000 options as of August 31, 2019 is $0.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company has not made provision for income taxes for the years ended August 31, 2020 and 2019, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as at August 31, 2020. The Company has incurred a net operating loss of $8,559,733, the net operating losses carry forward will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns remain subject to examination by the IRS.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2020	2019
NOL Carryover	$(1,797,544)	$(1,058,724)
Valuation allowance	1,797,544	1,058,724
Net deferred tax asset	$-	$-

NOTE 6 – INTANGIBLE ASSET

During the year ended August 31, 2019, the Company made a $1,500,000 payment and recorded stock payable of 61,297 shares of common stock, valued at $539,417 for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940. The Company has capitalized the costs associated with acquiring the worldwide license as an intangible asset at a value of $2,039,417 as of August 31, 2020 and 2019.

NOTE 7 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments in relation to Research and Development contracts. As of August 31, 2020:

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

Changes in the fair value of the warrant liability were as follows:

Fair value – August 31, 2018	$-

Reclass of warrant derivative liability from equity	1,035,600
Change in fair value for the period of warrant derivative liability	(1,006,099)
Fair value – August 31, 2019	29,501

Change in fair value for the period of warrant derivative liability	(29,501)
Fair value – August 31, 2020	$-

As of August 31, 2020, there is no derivative liability associated with the shares of common stock issued pursuant to the Series E private offering as they no longer meet the criteria for price protection.

The Monte Carlo pricing model was used to estimate the fair value of the derivative liability and reflected the following assumptions:

Year Ended
August 31,
2019
Assumptions for Pricing Model:
Expected term in years	0.46
Volatility	127%
Risk-free interest rate	1.42%-2.10%
Expected annual dividends	0%

NOTE 9 – SUBSEQUENT EVENTS

On October 9, 2020, Artelo Biosciences, Inc., a Nevada corporation (the “Company”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the underwriters described in the Underwriting Agreement (the “Underwriter”), pursuant to which the Company issued and sold, in a firm commitment underwritten public offering by the Company (the “Public Offering”), 8,800,000 units (the “Units”), with each Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant to purchase one share of Common Stock at an exercise price equal to $0.75 per share of Common Stock that expires on October 14, 2025 (referred to individually as a “Warrant” and collectively as the “Warrants”). Each Unit was offered to the public at an offering price of $0.75 per Unit.

In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 1,320,000 additional shares of Common Stock and/or (ii) additional Warrants to purchase up to 1,320,000 additional shares of Common Stock, solely to cover over-allotments. The Overallotment Option was exercised in full on October 9, 2020.

On October 14, 2020, the Public Offering closed, and the Company issued and sold (i) 10,120,000 shares of Common Stock (which includes 1,320,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option) and (ii) Warrants to purchase 10,120,000 shares of Common Stock (which includes Warrants to purchase 1,320,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option), pursuant to the Registration Statement and the Underwriting Agreement. The net proceeds to the Company, after deducting the underwriting discount and commissions and estimated offering expenses payable by the Company, were approximately $6.58 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of August 31, 2020 based on the COSO framework criteria, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

We previously disclosed material weaknesses in our internal controls over financial reporting related to (1) inadequate segregation of duties consistent with control objectives; and (2) management dominated by a single individual without adequate compensating controls.

We took actions to remediate the material weakness relating to our internal controls over financial reporting, as described below.  The controls and control procedures we implemented to remediate the identified material weakness included:

•	Hiring qualified personnel with the expertise to perform specific functions, including a Vice President of Operations and Finance, to compensate for inadequate segregation of certain incompatible duties consistent with control objectives.

•	Implementing certain compensating controls such that management is no longer dominated by a single individual.

•	Implementing certain compensating and mitigating controls such that the risk of loss or misstatements related to inadequate segregation of duties is no longer considered material.

There were no additional changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	57
Connie Matsui(1)(3)	Director, Chairperson of the Board	66
Steven Kelly(1) (3)	Director	55
Douglas Blayney(2)	Director	70
R. Martin Emanuele(2)	Director	65
John W. Beck(1)	Director	60

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

Directors

Gregory D. Gorgas was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our Company on April 3, 2017. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately-held company he co-founded, that applies proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. Mr. Gorgas currently serves on the advisory board at Klotho Therapeutics. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

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

John W. Beck was elected to our Board on December 6 , 2019. Mr. Beck, age 60 , served as the Senior Vice President and Chief Financial Officer at Ritter Pharmaceuticals, Inc., a publicly traded pharmaceutical company, since May 2018 until its acquisition by Qualigen Pharmaceuticals Inc in May 2020. From 2008 until its acquisition by AstraZeneca in 2012, Mr. Beck, served first as a board member and later as Chief Financial Officer and Senior Vice President of finance & operations of Ardea Biosciences Inc. (“Ardea”). Before joining Ardea, Mr. Beck spent 10 years with Metabasis Therapeutics Inc., as a Co-Founder and its Chief Financial Officer. Mr. Beck also serves as a board member and advisor to August Therapeutics, Inc., a San Diego California-based company developing non-systemic therapeutics to treat disordered eating and obesity, and Pinnacle Medical Holdings, LLC, a Denver Colorado-based physician-led network of health-care providers, which was acquired by OnPoint Medical Group, LLC in August 2017. Mr. Beck also serves as a financial mentor to UCSD’s TRITON Funds. Mr. Beck holds a Bachelor’s degree in Accounting from the University of Washington, Seattle and a Bachelor’s degree in Theology from a Seattle-area seminary.

We believe that Mr. Beck’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Executive Officers

Gregory D. Gorgas. Please see biography in “Directors” section above.

Board Meetings

Since August 31, 2019, our Board has met six times on October 4, 2019, December 13, 2019, March 6, 2020, April 9, 2020, June 5, 2020, and September 18, 2020, at which meetings all directors attended.

Audit Committee

Our audit committee is currently comprised of John W. Beck, Steven Kelly, and Connie Matsui. Mr. Beck, serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). Our Board has also determined that Mr. Beck is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee will include, among other things:

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

Our audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which can be found on our website at www.artelobio.com.

Compensation Committee

Our compensation committee is currently comprised of Steven Kelly and Connie Matsui. Mr. Kelly serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of Nasdaq. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee will include, among other things:

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

Our compensation committee operates under a written charter, which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which can be found on our website at www.artelobio.com.

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

Our nominating and corporate governance committee operates under a written charter, which satisfies the listing standards of Nasdaq, a copy of which can be found on our website at www.artelobio.com.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended August 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Gregory D. Gorgas
President, CEO, CFO,	2020	430,961	150,480	*	-	-	-	-	-	581,441
Secretary, Treasurer and Director	2019	209,369	-		-	138,058	-	-	-	347,427

*Bonus was paid in October 2020.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2020, there was an option to purchase 75,000 shares of our common stock held by our named executive officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)
Gregory D. Gorgas President, CEO, CFO, Secretary, Treasurer and Director	18,756	56,244	-	$1.99	August 29, 2029	-	-	-	-

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

In addition, in connection with his employment, we have granted Mr. Gorgas an option to purchase 75,000 shares of our common stock at $1.99 per share pursuant to our 2018 Equity Incentive Plan. The shares subject to this option award will vest, subject to Mr. Gorgas’ continued service through the applicable vesting date, rateably over 48 months starting on August 29, 2019, such that the option will be fully vested on August 29, 2023. The vesting of the option is also subject to certain vesting acceleration provisions pursuant to the Employment Agreement.

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

Director Compensation

The following table shows the compensation earned by persons who served on our Board of Directors during the fiscal year ended August 31, 2020, who are not one of our Named Executive Officers.

We granted stock options to purchase a total of 50,000 shares of common stock to our directors during the year ended August 31, 2020 and did not pay cash or any other compensation. Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Beck	0	0	122,007	0	0	0	122,007

The stock options issued in the above table were options granted on December 6, 2019 to purchase shares of the Company’s common stock at an exercise price of $2.65 with an expiry date of December 6, 2029. The stock options vest monthly over a four year period for 40,000 of the stock options and over two years for 10,000 of the options.

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

Authorized Shares. A total of 1,548,738 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 281,834 shares of common stock are issued and outstanding August 31, 2020.

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

Merger or Change in Control. Our 2018 Plan provides that in the event of a merger or change in control, as defined under our 2018 Plan, each outstanding award will be treated as the administrator determines, without a participant’s consent. The administrator is not required to treat all awards, all awards held by a participant or all awards of the same type, similarly.

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

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2020 we granted stock options to purchase a total of 50,000 shares of common stock.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2020 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 27, 2020, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 888 Prospect Street, Suite 210, La Jolla, California 92037. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Named Executive Officers

Gregory D. Gorgas(1)	305,731 Common / Direct	2.02%

Connie Matsui(2)	83,167 Common / Direct	*

Steven Kelly(3)	34,750 Common / Direct	*

Douglas Blayney(4)	30,500 Common / Direct	*

R. Martin Emanuele(5)	38,390 Common/Direct	*

John W. Beck (6)	15,000 Common / Direct	*

All Current Directors and Executive Officers as a Group	507,538 Common	3.36%

5% Stockholders

Kingsbrook Opportunities Master Fund LP c/o Kingsbrook Partners LP, 689 Fifth Avenue, 12th Floor, New York, NY 10022.	800,000 Common / Direct	5.29%

Iroquois Capital Management L.L.C. 125 Park Avenue, 25th Floor, New York, NY 10017	920,000 Common / Direct	6.09%

Empery Asset Management, LP 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	920,000 Common / Direct	6.09%

CVI Investments, Inc. P.O. Box 309GT, Ugland Houe, South Church Street, George Town, Grand Cayman, YY1-1104 Cayman Islands	920,000 Common / Direct	6.09%

Alpha Capital Anstalt Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein	800,000 Common / Direct	5.29%

____________

*	Less than 1%
(1)

Consists of 262,176 shares held by Gregory D. Gorgas, option to purchase 23,445 shares of common stock and warrants to purchase 20,110 shares of common stock that are exercisable within 60 days of October 27, 2020.

(2)	Consists of 56,667 shares held by Connie Matsui and option to purchase 26,500 shares of common stock that are exercisable within 60 days of October 27, 2020.
(3)	Consists of 12,500 shares held by Steven Kelly and option to purchase 22,250 shares of common stock that are exercisable within 60 days of October 27, 2020.
(4)	Consists of 12,500 shares held by Douglas Blayney and option to purchase 18,000 shares of common stock that are exercisable within 60 days of October 27, 2020.
(5)	Consists of 12,500 shares held by R. Marty Emanuele and option to purchase 25,890 shares of common stock that are exercisable within 60 days of October 27, 2020.
(6)	Consists of option to purchase 15,000 shares of common stock that are exercisable within 60 days of October 27, 2020.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2020. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan	281,834	$3.57	518,166
Equity compensation plans not approved by security holders	-	-
Total	281,834	$3.57	518,166

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

The Company has an employment contract with a key employee, Gregory Gorgas, who is an officer of the Company.  During the years ended August 31, 2020, 2019 and 2018, $446,044, $209,369 and $74,840 were paid as salary to Mr. Gorgas, respectively. See the section titled “Executive Compensation.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for fiscal year ended August 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended August 31, 2020	Year Ended August 31, 2019

Audit Fees	$54,000	$44,000
Audit-Related Fees	29,102	16,325
Tax Fees	4,000	4,450
All Other Fees	-	-
Total Fees	$87,102	$64,775

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
1.1	Form of Underwriting Agreement	S-1/A	333-249083	10/6/2020
3.1	Articles of Incorporation and Amendments	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	33-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

ARTELO BIOSCIENCES, INC.

Dated: November 4, 2020	By:	/s/ Gregory D. Gorgas
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

Dated: November 4, 2020	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: November 4, 2020	/s/ Connie Matsui
Connie Matsui
Director

Dated: November 4, 2020	/s/ Steven Kelly
Steven Kelly
Director

Dated: November 4, 2020	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: November 4, 2020	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: November 4, 2020	/s/ John W. Beck
John Beck
Director

