Form 10-Q
period 2020-11-30
ARTELO BIOSCIENCES, INC.
filed 2021-01-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

or

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

15,711,587 shares of common stock issued and outstanding as of January 13, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2020	2020

ASSETS
Current Assets
Cash and cash equivalents	$7,388,686	$2,142,072
Prepaid expenses other current assets	111,055	195,127
Total Current Assets	7,499,741	2,337,199
Equipment, net of accumulated depreciation of $1,424 and $1,363, respectively	185	246
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	$9,539,343	$4,376,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$474,065	$490,218
Due to related parties	11,552	11,959
Total Current Liabilities	485,617	502,177

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized, 15,111,587 and 4,991,587 shares issued and outstanding, respectively	15,112	4,992
Additional paid-in capital	19,891,350	13,271,549
Accumulated deficit	(10,900,263)	(9,465,618)
Accumulated other comprehensive income	47,527	63,762
Total Stockholders’ Equity	9,053,726	3,874,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,539,343	$4,376,862

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	November 30,
	2020	2019

OPERATING EXPENSES
General and administrative	$395,875	$403,159
Professional fees	444,652	266,227
Research and development	594,625	666,938
Depreciation	60	124
Total Operating Expenses	1,435,212	1,336,448

Loss from Operations	(1,435,212)	(1,336,448)

OTHER INCOME
Other income	567	586
Change in fair value of derivative liabilities	-	29,501
Total other income	567	30,087

NET LOSS	$(1,434,645)	$(1,306,361)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(16,235)	16,344
Total Other Comprehensive Income (Loss)	(16,235)	16,344

TOTAL COMPREHENSIVE LOSS	$(1,450,880)	$(1,290,017)

Basic and Diluted Loss per Common Share	$(0.14)	$(0.39)

Basic and Diluted Weighted Average Common Shares Outstanding	10,218,400	3,361,601

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, August 31, 2020	4,991,587	$4,992	$13,271,549	$(9,465,618)	$63,762	$3,874,685

Common shares issued for cash	10,120,000	10,120	6,568,433	-	-	6,578,553
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	40,868	-	-	40,868
Net loss for the period	-	-	-	(1,434,645)	-	(1,434,645)
Foreign currency translation adjustments	-	-	-	-	(16,235)	(16,235)
Balance, November 30, 2020	15,111,587	15,112	19,891,350	(10,900,263)	47,527	9,053,726

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Common stock issuance costs	-	-	(15,151)	-	-	(15,151)
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Refund for fractional stock	-	-	(117)	-	-	(117)
Stock option expense	-	-	155,019	-	-	155,019
Net loss for the period		-	-	(1,306,361)	-	(1,306,361)
Foreign currency translation adjustments	-	-	-	-	16,344	16,344
Balance, November 30, 2019	3,426,276	3,426	11,070,517	(6,117,117)	6,538	4,963,364

The accompanying notes are an integral part of these unaudited financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,434,645)	$(1,306,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	51,368	168,019
Depreciation	60	124
Change in fair value of derivative liabilities	-	(29,501)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	82,203	(114,597)
Accounts payable and accrued liabilities	(18,037)	230,667
Net cash used in operating activities	(1,319,051)	(1,051,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	7,590,000	-
Common stock issuance costs	(1,011,447)	(15,151)
Refund for fractional stock	-	(117)
Advance from related parties	696	4,334
Repayments to related parties	(1,090)	(3,040)
Net cash provided by financing activities	6,578,159	(13,974)

Effect of exchange rate changes on cash	(12,494)	16,341

Net change in cash and cash equivalents	5,246,614	(1,049,282)
Cash and cash equivalents - beginning of period	2,142,072	4,423,965
Cash and cash equivalents - end of period	$7,388,686	$3,374,683

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for deposit of exercise of the license	$-	$539,417
Common shares issued for settlement of stock payable	$-	$100,000

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended November 30, 2020

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

We are a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate endogenous signaling pathways, including the endocannabinoid system.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2020 contained in the Company’s Form 10-K filed on November 4, 2020.

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

For the three months ended November 30, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	November 30,
	2020	2019
Stock options	401,834	234,000
Warrants	12,454,937	2,334,937
	12,856,771	2,568,937

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended November 30, 2020, the Company had a net loss of $1,434,645. As of November 30, 2020, the Company had an accumulated deficit of $10,900,263. The Company has not established any revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2020, the president and an officer of the Company incurred $697 of expenses on behalf of the Company that were not reimbursed. The amount owed to this related party as of November 30, 2020 and August 31, 2020 is $6,552 and $5,855, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the three months ended November 30, 2020, the Senior Vice President, European Operations, who is a major shareholder, incurred $0 of expenses on behalf of the Company. $1,090, including foreign exchange loss of $14 of this amount was repaid during the three months ended November 30, 2020. The amount owed to this related party as of November 30, 2020 and August 31, 2020 is $0 and $1,104, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the three months ended November 30, 2020 and 2019, a company owned by the Senior Vice President, European Operations, who is a major shareholder, provided consulting services worth $15,000 and $19,000, respectively of which, $5,000 was outstanding, as of November 30, 2020 and August 31, 2020.

NOTE 5 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 as an intangible asset at a value of $2,039,417 as of November 30, 2020 and August 31, 2020. The amount capitalized consisted of a $1,500,000 payment and the fair value of 61,297 shares of common stock of $539,417. During the quarter ended November 30, 2020, no subsequent costs incurred met the criteria for capitalization as an intangible asset.

NOTE 6 - EQUITY

Amendment to Articles of Incorporation or Bylaws

On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment of the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001, (“Common Stock”) from 18,750,000 to 750,000,000.

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the three months ended November 30, 2020, there were no issuances of preferred stock.

Common Shares

The Company has authorized 750,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

On October 9, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the underwriters described in the Underwriting Agreement (the “Underwriter”), pursuant to which the Company issued and sold, in a firm commitment underwritten public offering by the Company (the “Public Offering”), 8,800,000 units (the “Units”), with each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price equal to $0.75 per share of Common Stock that expires on October 14, 2025 (referred to individually as a “Warrant” and collectively as the “Warrants”). Each Unit was offered to the public at an offering price of $0.75 per Unit.

In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 1,320,000 additional shares of Common Stock and/or (ii) additional Warrants to purchase up to 1,320,000 additional shares of Common Stock, solely to cover over-allotments. The Overallotment Option was exercised in full on October 9, 2020.

On October 14, 2020, the Public Offering closed, and the Company issued and sold (i) 10,120,000 shares of Common Stock (which includes 1,320,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option) and (ii) Warrants to purchase 10,120,000 shares of Common Stock (which includes Warrants to purchase 1,320,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option), pursuant to the Registration Statement and the Underwriting Agreement. The net proceeds to the Company, after deducting the underwriting discount and commissions and offering expenses payable by the Company, were $6,578,553.

Stock based compensation

During the three months ended November 30, 2020, the Company recorded $10,500 of stock compensation expense for four members of the Company’s Board of Directors. The unamortized value of the stock-based compensation as of November 30, 2020 is $23,333.

Warrants

A summary of activity during the three months ended November 30, 2020 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, August 31, 2020	2,334,937	$8.12	3.30
Granted	10,120,000	0.75	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, November 30, 2020	12,454,937	$2.13	4.53

The intrinsic value of the warrants as of November 30, 2020 is $0. All of the outstanding warrants are exercisable as of November 30, 2020.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On September 1, 2020, the Amendment and Restated 2018 Equity Plan (the “Plan”) was increased to permit the issuance of 748,738 shares of common stock. On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment to increase the number of shares of Common Stock reserved for issuance by 2,000,000 shares and to extend the term of the Plan. As of December 3, 2020, the Plan permits the Company to issue up to 3,548,738 shares of common stock awards.

On November 30, 2020, the Company appointed a new director and granted 120,000 options of the Company’s common stock vesting monthly over a four-year period for his service on the Board at exercise price of $0.6035, expiring ten years after grant date. The director will be eligible for equity award grants on the same terms as other non-employee members of the Board. The Company intends to pay the director an annual cash retainer payable in quarterly installments. The Company expects the compensation to be $15,000 to $20,000 per year for the first year and $20,000 to $30,000 for the second year and thereafter, subject to formal approval by the Board.

During the three months ended November 30, 2020, $40,868 was expensed, of which $10,500 was to related parties, and as of November 30, 2020, $435,217 remains unamortized, of which $250,471 is with related parties. The intrinsic value of the 401,834 options as of November 30, 2020 is $0.

The following is a summary of stock option activity during the three months ended November 30, 2020:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2020	281,834	$3.57	8.90
Granted	120,000	0.60	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, November 30, 2020	401,834	$2.68	9.06

Exercisable options, November 30, 2020	163,199	$3.89	8.57

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of November 30, 2020, as follows:

•	The Company is invoiced monthly and quarterly in connection with several Research and Development contracts.
•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 888 Prospect Street, Suite 210, La Jolla, CA, 92037, U.S. Additionally, we have an office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our European subsidiaries: Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (U.K.). We do not currently own any properties, laboratories, or manufacturing facilities. The leases for our office space are month-to-month.

NOTE 8 – SUBSEQUENT EVENTS

In January 2021, we issued 600,000 shares of common stock for the exercise of 600,000 warrants for proceeds of $450,000.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the expected timing of the initiation and completion of our clinical studies;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
•	any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the U.S. and in non-U.S. countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

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

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action and stages of development and represents a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a G protein-coupled receptor (GPCR) targeting synthetic small molecule program, ART27.13, as a treatment for anorexia associated with cancer in a planned Phase 1b/2a trial, ART26.12, which is a small molecule inhibitor of Fatty Acid Binding Protein 5 (FABP5), being studied both as a cancer therapeutic and in anxiety-related disorder, including post-traumatic stress disorder, and ART12.11, a solid-state composition of cannabidiol (“CBD cocrystal”). The global coronavirus pandemic, COVID-19 has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic, small molecule GPCR agonist program, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist, which was originally developed by AstraZeneca plc (“AstraZeneca”). We have exercised our option to exclusively license this product candidate through the NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”). In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with U.K. regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients. We are expecting to commence enrollment in our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in January 2021. At present we do not foresee a delay due to the impact of COVID-19; however, we are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic.

Our second in-licensed program is a platform of small-molecule inhibitors of fatty acid binding protein 5 (“FABP5”), based upon research conducted at Stony Brook University (“SBU”) which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to develop these candidates and in February 2020 SBU was awarded a $4.2 million grant to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members has made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be a highly specific and potent small molecule inhibitor of FABP5. In addition to its potential as a synthetic endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU and have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder, or PTSD, and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. While anxiety, pain, and inflammation are in early research stage, the cancer focussed. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer could begin in the second half of 2022 depending on the ongoing impact of COVID-19. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of cannabidiol (“CBD”) is known to exhibit polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus affect its quality, safety, and efficacy. We believe our cocrystal exists as a single crystal form and as such is anticipated to have advantages over other forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent bioavailability and may lead to improved safety and efficacy.

Presently, we have one U.S. patent, one U.S. patent application, and two foreign patent applications directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat Inflammatory Bowel Disease (IBD), PTSD, and other indications.

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic GPCR Agonist	Anorexia associated with cancer	Entering Phase 1b/2a	Cancer anorexia cachexia syndrome: $2 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $7 billion PTSD: $7 billion

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

The modulation of the ECS can be affected by using selective or non-selective agonists, partial agonists, inverse agonists, and antagonists of the cannabinoid receptors, CB1 and CB2. The CB1 receptor is distributed in brain areas associated with motor control, emotional responses, motivated behavior and energy homeostasis. In the periphery, CB1 is ubiquitously expressed in the adipose tissue, pancreas, liver, gastrointestinal tract, skeletal muscles, heart and the reproductive system. The CB2 receptor is mainly expressed in the immune system regulating its functions and is upregulated in response to tissue stress or damage in most cell types. The ECS is therefore involved in pathophysiological conditions in both the central and peripheral tissues.

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

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2020 and 2019, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2020, as included in Form 10-K filed with the SEC on November 4, 2020.

We do not have any revenue. We classify our operating expenses into research and development, professional fees, and selling, general and administrative expenses. Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of costs incurred in research and development partnerships, preliminary studies, development of potential intellectual property, and research initiatives.

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

The following table provides selected financial data as of November 30, 2020 and August 31, 2020.

	November 30,	August 31,
	2020	2020	Change

Cash	$7,388,686	$2,142,072	$5,246,614
Total Assets	$9,539,343	$4,376,862	$5,162,481
Total Liabilities	$485,617	$502,177	$(16,560)
Stockholders’ Equity	$9,053,726	$3,874,685	$5,179,041

Balance Sheet Data

We have not generated any revenues since inception through November 30, 2020. The increase in cash was primarily due to a public offering in October 2020.

For the Three Months Ended November 30, 2020 Compared to the Three Months Ended November 30, 2019

	Three months ended
	November 30,
	2020	2019	Change
Operating Expenses
General and administrative expense	$395,875	$403,159	$(7,284)
Professional fees	444,652	266,227	178,425
Research and development	594,625	666,938	(72,313)
Depreciation	60	124	(64)
Total Operating Expenses	1,435,212	1,336,448	98,764
Loss from Operations	(1,435,212)	(1,336,448)	(98,764)
Other income	567	586	(19)
Change in fair value of derivative liabilities	-	29,501	(29,501)
Net Loss	$(1,434,645)	$(1,306,361)	$(128,284)

Our operating expenses, for the three months ended November 30, 2020 were $1,435,212 compared to $1,336,448 for the same period in 2019. Our operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses. The increase in operating expenses was primarily due to an increase in professional fees related to accounting fees incurred to analyse and improve the current control environment, legal costs associated with intellectual property, and costs incurred in relation with the change to a new transfer agent. Change in fair value of derivatives was $0 for the three months ended November 30, 2020, compared to a gain of $29,501 for the three months ended November 30, 2019, as for the three months ended November 30, 2020, the price protection clause associated with the previously issued Series E private offering was no longer in effect.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $1,434,645 and $1,306,361 for the quarters ended November 30, 2020 and 2019, respectively. As of November 30, 2020, we had cash and cash equivalents of $7,388,686. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of November 30, 2020, we had an accumulated deficit of $10,900,263 and working capital of $7,014,124. In October 2020 we raised $6,578,553 in net proceeds through a public offering. We believe our cash and cash equivalents may not be sufficient to fund our operations for at least the next 12 months following filing date of this Quarterly Report on Form 10-Q.

Working Capital

	November 30,	August 31,
	2020	2020	Change
Current Assets	$7,499,741	$2,337,199	$5,162,542
Current Liabilities	485,617	502,177	(16,560)
Working Capital	$7,014,124	$1,835,022	$5,179,102

Cash Flows

	Three months ended
	November 30,
	2020	2019	Change
Cash Flows used in operating activities	$(1,319,051)	$(1,051,649)	$(267,402)
Cash Flows used in investing activities	-	-	-
Cash Flows provided by financing activities	6,578,159	(13,974)	6,592,133
Effect of exchange rate changes on cash	(12,494)	16,341	(28,835)
Net change in cash during period	$5,246,614	$(1,049,282)	$6,295,896

Our total current assets as of November 30, 2020 were $7,499,741 as compared to total current assets of $2,337,199 as of August 31, 2020. The increase in current assets is primarily due to an increase in cash from our public offering in October 2020.

Our total current liabilities as of November 30, 2020 were $485,617 as compared to total current liabilities of $502,177 as of August 31, 2020. The current liabilities consist of accounts payable and accrued liabilities of $474,065 and $490,218 and due to related parties of $11,552 and $11,959, respectively, as of November 30, 2020 and August 31, 2020.

We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flow from Operating Activities

During the three months ended November 30, 2020, cash used in operating activities was $1,319,051 compared to cash used in operating activities of $1,051,649 during the period ended November 30, 2019. The cash used from operating activities was primarily attributed to net loss of $1,434,645 offset by stock-based compensation of $51,368 and a decrease in prepaid expenses and other current assets of $82,203 for the three months ended November 30, 2020. The cash used from operating activities was primarily attributed to net loss of $1,306,361 offset by stock-based compensation of $168,019 and an increase in accounts payable and accrued liabilities of $230,667 for the three months ended November 30, 2019.

Cash Flow from Investing Activities

We did not have any investing activities for the three months ended November 30, 2020 and 2019.

Cash Flow from Financing Activities

During the three months ended November 30, 2020 and 2019, we received $7,590,000 and $0 from issuance of common stock and warrants and incurred issuance costs of $1,011,447 and $15,151; received $696 and $4,334 advance from related parties; and repaid $1,090 and $3,040 to related parties, respectively. During the three months ended November 30, 2019, we refunded fractional stock of $117.

Going Concern

Our financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not established an ongoing source of revenues sufficient to cover our operating cost and will require additional capital to commence our operating plan. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, we will need, among other things, additional capital resources. We plan to obtain such resources through sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet our minimal operating expenses. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans. Our current expectation is that our capital resources will not be sufficient to fund our operations for at least the next 12 months.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

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

Recent Accounting Pronouncements

We have considered all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Investing in our securities stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2020 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our securities. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risk Factor Summary

Risks Related to our Business and Product Candidates:

•	Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.
•

We will need to raise additional financing to support our business objectives. We cannot be sure we will be able to obtain additional financing on terms favorable to us when needed, or at all. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

•	If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are vital to our business.
•	Changes in regulatory requirements or other unforeseen circumstances may impact the timing of the initiation or completion of our clinical trials.
•	We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations.
•	We have no mature product candidates and may not be successful in licensing any.
•	Even if we are successful in licensing lead product candidates, resource limitations may limit our ability to successfully develop them.

Risks Related to our Intellectual Property:

•	If we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to our product candidates, and our ability to successfully commercialize any product candidates we may develop, and our science may be adversely affected.
•	Obtaining and maintaining our patent protection depends on compliance with various procedural measures, document submissions, fee payments and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	Intellectual property rights do not necessarily address all potential threats.
•	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Risks Related to our Securities:

•	If we sell securities in future financings stockholders may experience immediate dilution and, as a result, our stock price may decline.
•	The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.
•	Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”
•	Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and sales of such shares may have a depressive effect on the share price of our common stock.

RISKS RELATED TO OUR BUSINESS AND PRODUCT CANDIDATES

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

Upon the completion of our financial statements for the period ended November 30, 2020, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm did not include an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2020, noting the existence of substantial doubt about our ability to continue as a going concern. As of the date of this report, there have been changes to management’s conclusion that there is substantial doubt about our ability to continue as a going concern. Management has included a going concern explanatory note in the financial statements included therein.

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

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, and scientific staff. We currently have only three employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and regulatory departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we continue to grow the company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

RISKS RELATED TO OUR SECURITIES

If we sell securities in future financings our stockholders may experience immediate dilution and, as a result, our stock price may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation and Amendments	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	33-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	Artelo Biosciences, Inc. Amended and Restated 2018 Equity Incentive Plan, as amended and Forms of Award Agreement thereunder	S-8	333-251387	12/16/2020
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
**

The certification attached as Exhibits 32.1 that accompany this Quarterly Report, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: January 14, 2021	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

