Form 10-Q
period 2021-02-28
ARTELO BIOSCIENCES, INC.
filed 2021-04-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021

or

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

23,133,112 shares of common stock issued and outstanding as of April 12, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$10,706,431	$2,142,072
Marketable securities	512,030	-
Prepaid expenses other current assets	186,735	195,127
Total Current Assets	11,405,196	2,337,199
Equipment, net of accumulated depreciation of $1,502 and $1,363, respectively	124	246
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	$13,444,737	$4,376,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$583,966	$490,218
Due to related party	5,000	11,959
Total Current Liabilities	588,966	502,177

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized,
0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized,
22,213,112 and 4,991,587 shares issued and outstanding, respectively	22,213	4,992
Additional paid-in capital	25,551,842	13,271,549
Accumulated deficit	(12,766,184)	(9,465,618)
Accumulated other comprehensive income	47,900	63,762
Total Stockholders' Equity	12,855,771	3,874,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,444,737	$4,376,862

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative	$1,006,489	$433,722	$1,388,012	$836,881
Professional fees	197,599	215,382	642,251	481,609
Research and development	663,359	721,306	1,272,336	1,388,244
Depreciation	62	124	122	248
Total Operating Expenses	1,867,509	1,370,534	3,302,721	2,706,982

Loss from Operations	(1,867,509)	(1,370,534)	(3,302,721)	(2,706,982)

OTHER INCOME
Interest income	253	408	820	994
Net change in fair value of marketable securities	1,335	-	1,335	-
Change in fair value of derivative liabilities	-	-	-	29,501
Total other income	1,588	408	2,155	30,495

NET LOSS	$(1,865,921)	$(1,370,126)	$(3,300,566)	$(2,676,487)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	373	9,419	(15,862)	25,763
Total Other Comprehensive Income (Loss)	373	9,419	(15,862)	25,763

TOTAL COMPREHENSIVE LOSS	$(1,865,548)	$(1,360,707)	$(3,316,428)	$(2,650,724)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.40)	$(0.24)	$(0.79)

Basic and Diluted Weighted Average Common Shares Outstanding	16,986,990	3,425,928	13,573,636	3,393,764

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, August 31, 2020	4,991,587	$4,992	$13,271,549	$(9,465,618)	$63,762	$3,874,685

Common shares issued for cash	10,120,000	10,120	6,568,433	-	-	6,578,553
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	40,868	-	-	40,868
Net loss for the period	-	-	-	(1,434,645)	-	(1,434,645)
Foreign currency translation adjustments	-	-	-	-	(16,235)	(16,235)
Balance, November 30, 2020	15,111,587	15,112	19,891,350	(10,900,263)	47,527	9,053,726

Common shares issued for exercise of warrant	7,101,525	7,101	5,319,043	-	-	5,326,144
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	330,949	-	-	330,949
Net loss for the period	-	-	-	(1,865,921)	-	(1,865,921)
Foreign currency translation adjustments	-	-	-	-	373	373
Balance, February 28, 2021	22,213,112	$22,213	$25,551,842	$(12,766,184)	$47,900	$12,855,771

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Common stock issuance costs	-	-	(15,151)	-	-	(15,151)
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Refund for fractional stock	-	-	(117)	-	-	(117)
Stock option expense	-	-	155,019	-	-	155,019
Net loss for the period		-	-	(1,306,361)	-	(1,306,361)
Foreign currency translation adjustments	-	-	-	-	16,344	16,344
Balance, November 30, 2019	3,426,276	3,426	11,070,517	(6,117,117)	6,538	4,963,364

Additional common shares issued	7,373	7	(7)	-	-	-
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Cancellation of common shares	(6,250)	(6)	(2,494)	-	-	(2,500)
Stock option expense	-	-	97,397	-	-	97,397
Net loss for the period	-	-	-	(1,370,126)	-	(1,370,126)
Foreign currency translation adjustments	-	-	-	-	9,419	9,419
Balance, February 29, 2020	3,427,399	$3,427	$11,175,913	$(7,487,243)	$15,957	$3,708,054

The accompanying notes are an integral part of these unaudited financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,300,566)	$(2,676,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	392,817	273,416
Depreciation	122	248
Net change in fair value of marketable securities	(1,335)	-
Change in fair value of derivative liabilities	-	(29,501)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,446	(109,841)
Accounts payable and accrued liabilities	79,420	88,051
Net cash used in operating activities	(2,819,096)	(2,454,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities	(510,695)	-
Purchase of equipment	-	(1,176)
Net cash used in investing activities	(510,695)	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	7,590,000	-
Common stock issuance costs	(1,011,447)	(15,151)
Proceeds from exercise of warrants	5,326,144	-
Refund for fractional stock	-	(117)
Advances from related parties	1,392	6,420
Repayments to related parties	(8,338)	(3,040)
Net cash provided by (used in) financing activities	11,897,751	(11,888)

Effect of exchange rate changes on cash	(3,601)	25,760

Net change in cash and cash equivalents	8,564,359	(2,441,418)
Cash and cash equivalents - beginning of period	2,142,072	4,423,965
Cash and cash equivalents - end of period	$10,706,431	$1,982,547

Supplemental Cash Flow
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of license offset against stock payable	$-	$539,417
Common shares issued for settlement of stock payable	$-	$100,000
Additional issuance of Series D shares per the terms of the subscription agreements	$-	$7
Cancellation of common shares	$-	$6

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Six Months Ended February 28, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011 and based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is August 31.

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

We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2021 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2020 contained in the Company’s Form 10-K filed on November 4, 2020.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

For the six months ended February 28, 2021 and February 29, 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	February 28,	February 29,
	2021	2020
Stock option	2,361,834	281,834
Warrants	5,353,412	2,334,937
	7,715,246	2,616,771

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at February 28, 2021 was approximately $10 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended February 28, 2021, the Company had a net loss of $3,300,566. As of February 28, 2021, the Company had an accumulated deficit of $12,766,184. The Company has not established any revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – FINANCIAL INSTRUMENTS

Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

The following tables show the Company’s marketable securities by investment category as of February 28, 2021:

	Fair Value	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
US Government Treasury	Level 2	6,250	-	6,250
Corporate debt securities	Level 2	507,920	(2,140)	505,780
		$514,170	(2,140)	$512,030

We classify our marketable securities as trading securities as of February 28, 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2021, the president and an officer of the Company incurred $1,392 of expenses on behalf of the Company and the Company repaid $7,247. The amount owed to this related party as of February 28, 2021 and August 31, 2020 is $0 and $5,855, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the six months ended February 28, 2021, the Senior Vice President, European Operations, who is a major shareholder, incurred $0 of expenses on behalf of the Company. $1,090, including foreign exchange loss of $14 of this amount was repaid during the six months ended February 28, 2021. The amount owed to this related party as of February 28, 2021 and August 31, 2020 is $0 and $1,104, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the six months ended February 28, 2021 and February 29, 2020, a company owned by the Senior Vice President, European Operations, who is a major shareholder, provided consulting services worth $30,000 and $34,000, respectively of which, $5,000 was outstanding, as of February 28, 2021 and August 31, 2020.

NOTE 6 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 as an intangible asset at a value of $2,039,417 as of February 28, 2021 and August 31, 2020. The amount capitalized consisted of a $1,500,000 payment and the fair value of 61,297 shares of common stock of $539,417. During the six months ended February 28, 2021, no subsequent costs incurred met the criteria for capitalization as an intangible asset.

NOTE 7 - EQUITY

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

During the six months ended February 28, 2021, there were no issuances of preferred stock.

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

During the three months ended February 28, 2021, the Company issued 7,101,525 shares of common stock for the exercise of warrants for proceeds of $5,326,144.

Stock based compensation

During the six months ended February 28, 2021, the Company recorded $21,000 of stock compensation expense for four members of the Company’s Board of Directors. The unamortized value of the stock-based compensation as of February 28, 2021 is $12,833.

Warrants

A summary of activity during the six months ended February 28, 2021 follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2020	2,334,937	$8.12	3.30
Granted	10,120,000	0.75	5.00
Forfeited	-	-	-
Exercised	(7,101,525)	0.75	4.69
Outstanding, February 28,2021	5,353,412	$3.96	3.83

The intrinsic value of the warrants as of February 28, 2021 is $3,290,138. All of the outstanding warrants are exercisable as of February 28, 2021.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On September 1, 2020, the Amendment and Restated 2018 Equity Plan (the “Plan”) was increased to permit the issuance of an additional 748,738 shares of common stock. On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment to increase the number of shares of Common Stock reserved for issuance by 2,000,000 shares and to extend the term of the Plan. As of February 28, 2021, the Plan permits the Company to issue up to 3,548,738 shares of common stock awards of which 1,186,904 is available to be issued.

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

On February 12, 2021, the Company granted an option to the Company’s president to purchase 834,500 shares of the Company’s common stock with an exercise price of $2.66 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our president’s continued service to the Company.

On February 12, 2021, the Company granted an option to the Company’s directors to purchase a total of 705,500 shares of the Company’s common stock with an exercise price of $2.66 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our directors’ continued service to the Company.

On February 12, 2021, the Company granted an option to the Company’s employees to purchase a total of 420,000 shares of the Company’s common stock with an exercise price of $2.66 and vesting as follows: 25% shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date.

During the six months ended February 28, 2021, $371,817 was expensed, of which $308,516 was to related parties, and as of February 28, 2021, $4,886,651 remains unamortized, of which $4,194,717 is with related parties. The intrinsic value of the 2,361,834 options outstanding as of February 28, 2021 is $148,380.

The following is a summary of stock option activity during the six months ended February 28, 2021:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2020	281,834	$3.57	8.90
Granted	2,080,000	2.54	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, February 28, 2021	2,361,834	$2.66	9.77

Exercisable options, February 28, 2021	237,237	$3.48	8.75

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of February 28, 2021, as follows:

•	The Company is invoiced monthly and quarterly in connection with several Research and Development contracts.
•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 9 – SUBSEQUENT EVENTS

On March 3, 2021, the Company issued 30,000 stock options, vesting annually over a three-year period, at an exercise price of $1.52 and have an expiry date of March 5, 2031.

On March 4, 2021, the Company issued 920,000 common shares for the exercise of 920,000 warrants priced at $0.75.  The Company received cash proceeds of $690,000 in relation to the exercise.

On March 5, 2021, granted options to the Company’s Chief Executive Officer and President, to purchase 575,100 shares of the Company’s common stock, vesting as follows: twenty-five percent (25%) of the shares subject to the option shall vest on the one (1) year anniversary of the grant date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the grant date, subject to the Chief Executive Officer’s continued service to the Company. The options have an exercise price of $1.52 per share and an expiry date of March 5, 2031.

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

General Overview

We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body. Our board of directors and management team is highly experienced and has a successful history of development, regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action and stages of development and represents a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a G protein-coupled receptor (GPCR) targeting synthetic small molecule program, ART27.13, as a treatment for anorexia associated with cancer in a Phase 1b/2a trial, ART26.12, which is a small molecule platform of inhibitors of Fatty Acid Binding Protein 5 (FABP5), being studied both as a cancer therapeutic and in anxiety-related disorder, including post-traumatic stress disorder, and ART12.11, a solid-state composition of cannabidiol (“CBD cocrystal”). The global coronavirus pandemic, COVID-19 has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic, small molecule GPCR agonist program, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist, which was originally developed by AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute, a Canadian not-for-profit corporation, renamed adMare in June 2019 (“NEOMED”). In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with U.K. regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment in our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021 with the dosing of the first patient. At present we do not foresee ongoing delays due to the impact of COVID-19; however, we are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath.

Our second in-licensed program is a platform of small-molecule inhibitors of fatty acid binding protein 5 (“FABP5”), based upon research conducted at Stony Brook University (“SBU”) which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to develop these candidates and in February 2020 SBU was awarded a $4.2 million grant to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members has made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be highly specific and potent small molecule inhibitor of FABP5. In addition to its potential as a synthetic endocannabinoid modulator, FABP5 is also an attractive target for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU and have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder, or PTSD, and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. While anxiety, pain, and inflammation are in early research stage, the potential use in treating cancer is our current focus. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer could begin in the second half of 2022 or early 2023 depending on the ongoing impact of COVID-19. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of cannabidiol (“CBD”) is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus affect its quality, safety, and efficacy. We believe our cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent bioavailability and may lead to improved safety and efficacy.

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

We are developing our product candidates in accordance with traditional drug development standards and expect to make them available to the general public via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the U.S. Food and Drug Administration (the “FDA”). Our management team has experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we expect to retain rights to internally develop and commercialize products, however, we may seek collaborations with partners in the biopharmaceutical industry when that strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: $2 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $7 billion PTSD: $7 billion

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

The actions of endogenous ligands can be enhanced or attenuated by targeting mechanisms that are associated with their transport within the cellular and extra cellular matrix as well as their synthesis and breakdown. Small molecule chemical modulators of the ECS can be derived from plants (“phytocannabinoids”), can be semi-synthetic derivatives of phytocannabinoids or endocannabinoids, or can be completely synthetic new chemical entities. We plan to develop approaches within our portfolio that address receptor binding and endocannabinoid transport modulation using only synthetic new chemical entities. Future approaches may also involve targeting synthesis or breakdown enzymes.

ECS targeting cannabinoid-based medicines are already approved and used to treat numerous medical conditions. The ECS is further implicated in many disease states within the peer reviewed literature including conditions which involve the regulation of food intake, central nervous system, pain, cardiovascular, gastrointestinal, immune and inflammation, behavioral, antiproliferative and reproductive functions. These areas of ECS pathophysiology are aligned with our therapeutic areas of focus: anxiety, pain, inflammation, anorexia, and cancer.

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential of modulators of the ECS and related signaling pathways. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid signaling and including compounds that promote the effectiveness of the ECS.

Results of Operations

The following summary of our results of operations, for the three and six months ended February 28, 2021 and February 29, 2020, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2020, as included in Form 10-K filed with the SEC on November 4, 2020.

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

The following table provides selected financial data as of February 28, 2021 and August 31, 2020.

	February 28,	August 31,
	2021	2020	Change

Cash	$10,706,431	$2,142,072	$8,564,359
Total Assets	$13,444,737	$4,376,862	$9,067,875
Total Liabilities	$588,966	$502,177	$86,789
Stockholders' Equity	$12,855,771	$3,874,685	$8,981,086

Balance Sheet Data

We have not generated any revenues since inception through February 28, 2021. The increase in cash was primarily due to a public offering in October 2020 and proceeds from exercise of warrant for six months ended February 28, 2021.

For the Three Months Ended February 28, 2021 Compared to the Three Months Ended February 29, 2020

	Three months ended
	February 28,	February 29,
	2021	2020	Change
Operating Expenses
General and administrative expense	$1,006,489	$433,722	$572,767
Professional fees	197,599	215,382	(17,783)
Research and development	663,359	721,306	(57,947)
Depreciation	62	124	(62)
Total Operating Expenses	1,867,509	1,370,534	496,975
Loss from Operations	(1,867,509)	(1,370,534)	(496,975)
Other income	1,588	408	1,180
Net Loss	$(1,865,921)	$(1,370,126)	$(495,795)

Our operating expenses, for the three months ended February 28, 2021 were $1,867,509 compared to $1,370,534 for the same period in 2020. Our operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses. The increase in operating expenses was primarily due to an increase in general and administrative expense related to payroll and director compensation including stock-based compensation.

For the Six Months Ended February 28, 2021 Compared to the Six Months Ended February 29, 2020

	Six months ended
	February 28,	February 29,
	2021	2020	Change
Operating Expenses
General and administrative expense	$1,388,012	$836,881	$551,131
Professional fees	642,251	481,609	160,642
Research and development	1,272,336	1,388,244	(115,908)
Depreciation	122	248	(126)
Total Operating Expenses	3,302,721	2,706,982	595,739
Loss from Operations	(3,302,721)	(2,706,982)	(595,739)
Other income	2,155	30,495	(28,340)
Net Loss	$(3,300,566)	$(2,676,487)	$(624,079)

Our operating expenses, for the six months ended February 28, 2021 were $3,302,721 compared to $2,706,982 for the same period in 2020. Our operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development and general and administrative expenses. The increase in general and administrative expense is primarily due to an increase in payroll and director compensation including stock-based compensation. The increase in professional fees is primarily related to accounting fees incurred to analyze and improve the current control environment, legal costs associated with intellectual property, and costs incurred in relation with the change to a new transfer agent. The decrease in other income was primarily due to change in fair value of derivatives. Change in fair value of derivatives was $0 for the six months ended February 28, 2021, compared to a gain of $29,501 for the six months ended February 29, 2020, as for the six months ended February 28, 2021, the price protection clause associated with the previously issued Series E private offering was no longer in effect.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $3,300,566 and $2,676,487 for the six months ended February 28, 2021 and February 29, 2020, respectively. As of February 28, 2021, we had cash and cash equivalents of $10,706,431. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of February 28, 2021, we had an accumulated deficit of $12,766,184 and working capital of $10,816,230. In October 2020, we raised $6,578,553 in net proceeds through a public offering. We believe our cash and cash equivalents may not be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.

Working Capital

	February 28,	August 31,
	2021	2020	Change
Current Assets	$11,405,196	$2,337,199	$9,067,997
Current Liabilities	588,966	502,177	86,789
Working Capital	$10,816,230	$1,835,022	$8,981,208

Cash Flows

	Six months ended
	February 28,	February 29,
	2021	2020	Change
Cash Flows used in operating activities	$(2,819,096)	$(2,454,114)	$(364,982)
Cash Flows used in investing activities	(510,695)	(1,176)	(509,519)
Cash Flows provided by (used in) financing activities	11,897,751	(11,888)	11,909,639
Effect of exchange rate changes on cash	(3,601)	25,760	(29,361)
Net change in cash during period	$8,564,359	$(2,441,418)	$11,005,777

Our total current assets as of February 28, 2021 were $11,405,196 as compared to total current assets of $2,337,199 as of August 31, 2020. The increase in current assets is primarily due to an increase in cash from our public offering in October 2020 and proceeds from the exercise of warrants.

Our total current liabilities as of February 28, 2021 were $588,966 as compared to total current liabilities of $502,177 as of August 31, 2020. The current liabilities consist of accounts payable and accrued liabilities of $583,966 and $490,218 and due to related parties of $5,000 and $11,959, as of February 28, 2021 and August 31, 2020, respectively.

We have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flow from Operating Activities

During the six months ended February 28, 2021, cash used in operating activities was $2,819,096 compared to cash used in operating activities of $2,454,114 during the period ended February 29, 2020. The cash used from operating activities was primarily attributed to net loss of $3,300,566 offset by stock-based compensation of $392,817 for the six months ended February 28, 2021. The cash used from operating activities was primarily attributed to net loss of $2,676,487 offset by stock-based compensation of $273,416 for the six months ended February 29, 2020.

Cash Flow from Investing Activities

During the six months ended February 28, 2021, the Company invested in marketable securities of $510,695. During the six months ended February 29, 2020, the Company purchased equipment of $1,176.

Cash Flow from Financing Activities

During the six months ended February 28, 2021 and February 29, 2020, we received $7,590,000 and $0 from issuance of common stock and warrants and incurred issuance costs of $1,011,447 and $15,151; received $5,326,144 and $0 from the exercise of warrants; received $1,392 and $6,420 advances from related parties; and repaid $8,338 and $3,040 to related parties, respectively. During the six months ended February 29, 2020, we refunded fractional stock of $117.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. We plan to obtain such resources through sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet our minimal operating expenses. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans. Our current expectation is that our capital resources may not be sufficient to fund our operations for at least the next 12 months.

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

Upon the completion of our financial statements for the period ended February 28, 2021, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm did not include an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2020. As of the date of this report, there have been changes to management’s conclusion that there is substantial doubt about our ability to continue as a going concern. Management has included a going concern explanatory note in the financial statements included therein.

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

Our current financial resources are limited. We will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. We may raise additional funds through public or private equity offerings, debt financings, strategic partnerships or alliances, receivables or royalty financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. Debt financings may also be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. In addition, if we raise additional funds through corporate collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to products or product candidates or grant licenses on terms that are not favorable to us. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

The full impact of the COVID-19 pandemic on Artelo’s clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on Artelo’s business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the U.S. and global economy and drug product manufacturing and supply chain may also adversely affect Artelo’s clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, mask-wearing, and similar measures, such as proof of vaccination cards (“vaccination passports”), as well as business closures and stresses on healthcare systems and our clinical trial sites, Artelo’s ability to recruit participants for its clinical trials may be significantly impacted. Artelo may not be able to commence or complete its clinical trials as currently planned. Artelo also may be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or some time after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations.

Our business objective is to pursue the licensing, development and commercialization of therapeutic treatments that modulate lipid signalling pathways, including the endocannabinoid system. We have limited operating history as a medical research company engaged in biopharmaceutical research upon which an evaluation of our company and our prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our product development research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

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

Although our company was formed in 2011, our current business focus and operations in pharmaceutical development began in 2017. We do not currently have the ability to perform all the functions necessary to develop any product candidates. The successful development of any product candidates will require us to perform a variety of functions including, but not limited to:

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

In December 2019, a novel strain of coronavirus, subsequently named SARS-CoV-2 (and which causes a disease called “COVID-19”), was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide, especially businesses involving activities or operations in China. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (the “WHO”) declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. While the extent of the impact of the current COVID-19 pandemic and its aftermath on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 outbreak could have a negative impact on our business, financial condition and operating results. Due to the global pandemic, our recruiting of clinical trial participants could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 pandemic is difficult to predict, but it may increase our costs or expenses.

We may not be able to file Investigational New Drug applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in territories with a regulatory authority we must obtain the necessary approvals to commence the clinical studies.  For example, before initiating a clinical trial in the United States for any of our product candidates, we may be required to have an Investigational New Drug application (“IND”) in effect for each product candidate. Submission of an IND may not result in the FDA allowing clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Once an IND is submitted, the sponsor must wait 30 calendar days before initiating the clinical trial, during which FDA will review the IND and either provide comments or allow the trial to proceed. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a clinical trial application (the equivalent of an IND in foreign jurisdictions), these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

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

We have entered into an agreement with a third party to handle the manufacturing supply chain for our product candidate ART27.13. If this manufacturer is unable or unwilling to provide us with sufficient quantities of our product candidate to meet its demands or fails to meet its standards of quality or other specification or to achieve drug cGMP compliance, we may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with substitute suppliers in a timely manner or at all.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have rented offices in La Jolla, California, near Manchester, United Kingdom, and in Dublin, Ireland. Our facilities could be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 pandemic, cyber warfare, international conflict, climate change, and other natural or human-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

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

Our ability to research, develop and commercialize any product candidates is dependent on our ability to acquire, maintain or utilize third party contract research facilities that possess licenses relating to controlled substances.

In the United States, the DEA regulates the use of chemicals for medical research and/or commercial development, including the requirement of annual registrations to manufacture or distribute cannabinoid-based pharmaceuticals. We do not currently conduct manufacturing or repackaging/relabeling of any product candidates in the United States, however we intend to conduct research on cannabinoids, including naturally-occurring cannabinoids, which are currently considered Schedule 1 controlled substances. We plan to obtain the required licenses in the territories regulating the possession and supply of cannabinoids and to utilize third party contractors to conduct research who have the required registrations, however there is no assurance that we will be successful in obtaining the required licenses or that we will be successful identifying or engaging third party contractors who have the required registrations.

We plan to conduct a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom.  Our research must be conducted within research institutions that also possess the required licenses. If we are unable to conduct research at institutions that possess the required licenses, or if those licenses are not renewed in the future, we may not be in a position to engage in or carry on research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.S. and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research and have an office, and in Ireland, where we currently have an office and a research collaboration with Trinity College Dublin.

To date, we have not obtained controlled substance import, export, or supply licenses in any countries, except the United Kingdom. We do not have an established track record of obtaining such required licenses and there is no assurance we will be able to obtain or maintain such licenses in the future, which could restrict our ability to conduct the research required for development and commercialization of our lead products.

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

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the U.S. Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of Epidiolex® in the US, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, clinical material manufacturing or repackaging/relabeling in the U.S.

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

Manufacture in the United States. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States for clinical material, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of any future product candidates, if the active ingredient in the final dosage form is a cannabinoid and is currently a Schedule I controlled substance it would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

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

Even when and if product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our product candidates by physicians and patients. We cannot assure that any of our product candidates will achieve the expected market acceptance and revenue, if and when we obtain the regulatory approvals. The market acceptance of any of our potential products depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the drug label, continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care systems and insurance companies, the price of the product, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

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

Clinical trials of cannabinoid-based product candidates and lipid-signalling modulators are novel with very limited or non-existing history; we face a significant risk that the trials will not result in commercially viable products and treatments.

At present, there is only a very limited documented clinical trial history related to cannabinoids and lipid-signalling modulators from which we can derive any scientific conclusions, or prove that our present assumptions for the current and planned research are scientifically compelling. While we are encouraged by the limited results of clinical trials by others, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

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

We are substantially dependent on initial and continued market acceptance and proliferation of cannabinoid-derived therapeutic treatments, and specifically ART12.11, our CBD cocrystal. We believe that as cannabinoid-derived products become more widely accepted by the medical and scientific communities and the public at large, any stigma associated with cannabinoid-derived products and treatments will moderate and, as a result, consumer demand will likely continue to grow. However, we cannot predict the future growth rate and size of the market, assuming that the regulatory framework is favorable of which there can be no assurance. Any negative outlook on cannabinoid-derived products and treatments could adversely affect our business prospects.

In addition, while some may believe that large, well-funded pharmaceutical and other related businesses and industries may have material economic reasons to be in strong opposition to cannabinoid-based products, we do not believe that it is accurate. Despite the fact that several large pharmaceutical companies are already marketing FDA approved cannabinoid-based or ECS targeting therapies, it remains relatively uncommon among the global pharmaceutical giants. The pharmaceutical industry is also well-funded with a strong and experienced lobby presence at both the federal and state levels in the U.S. as well as internationally, that surpasses financial resources of the current group of research and development companies working on product candidates that modulate the endocannabinoid system. Any effort the pharmaceutical lobby could or might undertake to halt or delay the development of cannabinoid-based products could have a detrimental impact on our business.

These pressures could also limit or restrict the introduction and marketing of any such cannabinoid-derived product. Adverse publicity regarding misuse or adverse side effects from cannabinoid-derived products may adversely affect the commercial success or marketability. The nature of our business attracts and may be expected to continue to attract a high level of public and media interest and, in the event of any related adverse publicity, we may not succeed in monetizing our products and treatments.

Our product candidates may contain controlled substances, the use of which may generate public controversy.

Since our product candidates may contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from misuse or adverse side effects cannabinoid-derived products may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business will likely attract a high-level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for initial indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. Before conducting testing in humans in the U.S. of a drug that has not been approved by the FDA, we will need to submit an IND application to the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

In the event that we decide to commence research based on plant-derived cannabinoids in the U.S., obtaining and maintaining necessary insurance coverage, for such things as workers compensation, general liability, product liability and directors and officers insurance, may be more difficult and expensive for us to find because of our research directions utilizing cannabinoids. There can be no assurance that we will be able to find such insurance, if needed, or that the cost of coverage will be affordable or cost-effective. If, either because of unavailability or cost prohibitive reasons, we are compelled to operate without insurance coverage, we may be prevented from entering certain business sectors, experience inhibited growth potential and/or expose us to additional risks and financial liabilities.

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

Our ability to compete in our highly competitive industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary, Gregory D. Gorgas. The loss of the services of Mr. Gorgas, and our inability to find a suitable replacement could result in delays in research and development and product development and harm our business. Additionally, although we have entered into an employment agreement with Mr. Gorgas, this employment agreement provides for at-will employment, which means that Mr. Gorgas could leave our employment at any time, with or without notice. We maintain a “key person” insurance policy on the life of Mr. Gorgas.

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

To execute our business plan, we will need to rapidly add other management, accounting, regulatory, and scientific staff. We currently have four employees and approximately twenty consultants and contractors. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and regulatory departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we continue to grow the company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

Our common stock was previously listed for trading on the OTC Market’s OTCQB service under the symbol “ARTL.” Our stock may experience limited trading volume. Many of our securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements and other requirements applicable to companies that have previously been a shell company. An investor may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the investor desires, and the terms of such sale may be less favorable than might be obtainable because of a limited market, which may never develop.

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

The exercise terms of the warrants may be adjusted in certain circumstances. An adjustment to the number of shares of common stock that will be issued on the exercise of the warrants or an adjustment to the exercise price of the warrants (or, in certain circumstances, a failure to make adjustments) may be treated as a taxable deemed distribution to a holder of the warrants, even if such holder does not receive any cash or other property in connection with the adjustment. Holders of the warrants should consult their professional tax advisors regarding the proper treatment of any adjustments to the warrants.

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

As a public reporting company, we are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•	providing for a single class of directors where each member of the Board shall serve for a one-year term and may be elected to successive terms;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors, including provisions that require the company to advance payment for defending pending or threatened claims;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office; and

•	providing that directors may be removed by stockholders at any time.

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

The trading market for our securities will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable or fair-balanced coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Artelo Biosciences, Inc.
(Registrant)

Dated: April 13, 2021	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

