Form 10-Q
period 2021-05-31
ARTELO BIOSCIENCES, INC.
filed 2021-07-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38951

ARTELO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 Lomas Santa Fe, Suite 160, Solana Beach, CA USA	92075
(Address of principal executive offices)	(Zip Code)

(858) 925-7049

(Registrant’s telephone number, including area code)

888 Prospect Street, Suite 210, La Jolla, CA 92037, USA

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

24,493,982 shares of common stock issued and outstanding as of July 8, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$10,052,288	$2,142,072
Prepaid expenses other current assets	175,472	195,127
Deferred offering costs	72,523	-
Total Current Assets	10,300,283	2,337,199
Equipment, net of accumulated depreciation of $1,584 and $1,363, respectively	63	246
Intangible asset	2,039,417	2,039,417
TOTAL ASSETS	$12,339,763	$4,376,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$418,943	$490,218
Due to related party	5,000	11,959
Total Current Liabilities	423,943	502,177

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized, 23,149,112 and 4,991,587 shares issued and outstanding, respectively	23,149	4,992
Additional paid-in capital	26,859,264	13,271,549
Accumulated deficit	(15,015,976)	(9,465,618)
Accumulated other comprehensive income	49,383	63,762
Total Stockholders’ Equity	11,915,820	3,874,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,339,763	$4,376,862

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative	$1,074,166	$389,195	$2,462,300	$1,226,324
Professional fees	226,042	303,524	868,293	785,133
Research and development	951,204	258,676	2,223,540	1,646,920
Total Operating Expenses	2,251,412	951,395	5,554,133	3,658,377

Loss from Operations	(2,251,412)	(951,395)	(5,554,133)	(3,658,377)

OTHER INCOME
Interest income	636	204	1,456	1,198
Net change in fair value of marketable securities	984	-	2,319	-
Change in fair value of derivative liabilities	-	-	-	29,501
Total other income	1,620	204	3,775	30,699

NET LOSS	$(2,249,792)	$(951,191)	$(5,550,358)	$(3,627,678)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,483	34,547	(14,379)	60,310
Total Other Comprehensive Income (Loss)	1,483	34,547	(14,379)	60,310

TOTAL COMPREHENSIVE LOSS	$(2,248,309)	$(916,644)	$(5,564,737)	$(3,567,368)

Basic and Diluted Loss per Common Share	$(0.10)	$(0.27)	$(0.33)	$(1.06)

Basic and Diluted Weighted Average Common Shares Outstanding	23,111,046	3,466,385	16,784,419	3,418,148

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, August 31, 2020	4,991,587	$4,992	$13,271,549	$(9,465,618)	$63,762	$3,874,685

Common shares issued for cash	10,120,000	10,120	6,568,433	-	-	6,578,553
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	40,868	-	-	40,868
Net loss for the period	-	-	-	(1,434,645)	-	(1,434,645)
Foreign currency translation adjustments	-	-	-	-	(16,235)	(16,235)
Balance, November 30, 2020	15,111,587	15,112	19,891,350	(10,900,263)	47,527	9,053,726

Common shares issued for exercise of warrants	7,101,525	7,101	5,319,043	-	-	5,326,144
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	330,949	-	-	330,949
Net loss for the period	-	-	-	(1,865,921)	-	(1,865,921)
Foreign currency translation adjustments	-	-	-	-	373	373
Balance, February 28, 2021	22,213,112	22,213	25,551,842	(12,766,184)	47,900	12,855,771

Common shares issued for cash	16,000	16	(16)	-	-	-
Common shares issued for exercise of warrants	920,000	920	689,080	-	-	690,000
Common shares issued for services - officers	-	-	8,667	-	-	8,667
Stock option expense	-	-	609,691	-	-	609,691
Net loss for the period	-	-	-	(2,249,792)	-	(2,249,792)
Foreign currency translation adjustments	-	-	-	-	1,483	1,483
Balance, May 31, 2021	23,149,112	$23,149	$26,859,264	$(15,015,976)	$49,383	$11,915,820

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, August 31, 2019	3,353,616	$3,354	$10,278,421	$(4,810,756)	$(9,806)	$5,461,213

Common stock issuance costs	-	-	(15,151)	-	-	(15,151)
Common shares issued for services - officers	-	-	13,000	-	-	13,000
Common shares issued for acquisition of license	61,297	61	539,356	-	-	539,417
Common shares issued for settlement of debt	11,363	11	99,989	-	-	100,000
Refund for fractional stock	-	-	(117)	-	-	(117)
Stock option expense	-	-	155,019	-	-	155,019
Net loss for the period		-	-	(1,306,361)	-	(1,306,361)
Foreign currency translation adjustments	-	-	-	-	16,344	16,344
Balance, November 30, 2019	3,426,276	3,426	11,070,517	(6,117,117)	6,538	4,963,364

Additional common shares issued	7,373	7	(7)	-	-	-
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Cancellation of common shares	(6,250)	(6)	(2,494)	-	-	(2,500)
Stock option expense	-	-	97,397	-	-	97,397
Net loss for the period	-	-	-	(1,370,126)	-	(1,370,126)
Foreign currency translation adjustments	-	-	-	-	9,419	9,419
Balance, February 29, 2020	3,427,399	3,427	11,175,913	(7,487,243)	15,957	3,708,054

Common shares issued for cash	306,205	307	380,371	-	-	380,678
Common shares issued for services - officers	-	-	10,500	-	-	10,500
Stock option expense	-	-	42,482	-	-	42,482
Net loss for the period	-	-	-	(951,191)	-	(951,191)
Foreign currency translation adjustments	-	-	-	-	34,547	34,547
Balance, May 31, 2020	3,733,604	$3,734	$11,609,266	$(8,438,434)	$50,504	$3,225,070

The accompanying notes are an integral part of these unaudited financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,550,358)	$(3,627,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,011,175	326,398
Depreciation	183	372
Net change in fair value of marketable securities	(2,319)	-
Change in fair value of derivative liabilities	-	(29,501)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,314	(56,027)
Accounts payable and accrued liabilities	(84,999)	(88,231)
Net proceeds of investment in trading marketable securities	2,319	-
Net cash used in operating activities	(4,599,685)	(3,474,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,176)
Net cash used in investing activities	-	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	7,614,120	380,678
Payment of common stock issuance costs	(1,108,090)	(113,866)
Proceeds from exercise of warrants	6,016,144	-
Refund for fractional stock	-	(117)
Advances from related parties	1,392	7,116
Repayments to related parties	(8,338)	(3,040)
Net cash provided by financing activities	12,515,228	270,771

Effect of exchange rate changes on cash	(5,327)	60,363

Net change in cash and cash equivalents	7,910,216	(3,144,709)
Cash and cash equivalents - beginning of period	2,142,072	4,423,965
Cash and cash equivalents - end of period	$10,052,288	$1,279,256

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of license offset against stock payable	$-	$539,417
Common shares issued for settlement of stock payable	$-	$100,000
Additional issuance of Series D shares per the terms of the subscription agreements	$-	$7
Cancellation of common shares	$-	$6

The accompanying notes are an integral part of these unaudited financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

For the Nine Months Ended May 31, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011, and based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is August 31.

The Company registered fully owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, and in the UK, Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a fully owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2021 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2020, contained in the Company’s Form 10-K filed on November 4, 2020.

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

For the three and nine months ended May 31, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	May 31,
	2021	2020
Stock options	2,966,934	281,834
Warrants	4,433,412	2,334,937
	7,400,346	2,616,771

Covid-19

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

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of May 31, 2021 was approximately $9.2 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. The marketable securities previously held by the Company had matured during the three months ended May 31, 2021, and had an outstanding balance of $0 as of May 31, 2021.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended May 31, 2021, the Company had a net loss of $5,550,358. As of May 31, 2021, the Company had an accumulated deficit of $15,015,976. The Company has not established any revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2021, the president and an officer of the Company incurred $1,392 of expenses on behalf of the Company and the Company repaid $7,248. The amount owed to this related party as of May 31, 2021 and August 31, 2020 is $0 and $5,855, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the nine months ended May 31, 2021, the Company repaid the Senior Vice President, European Operations, $1,090, including foreign exchange loss of $14. The amount owed to this related party as of May 31, 2021 and August 31, 2020 is $0 and $1,104, respectively. The amounts are non-interest bearing and have no terms of repayment.

During the nine months ended May 31, 2021 and 2020, a company owned by the Senior Vice President, European Operations, provided consulting services worth $45,000 and $49,000, respectively, of which $5,000 was outstanding, as of May 31, 2021 and August 31, 2020.

During the nine months ended May 31, 2021, the Company entered into a leasing arrangement with an entity controlled by a close family member of a director of the Company (Note 7).

NOTE 5 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 as an intangible asset at a value of $2,039,417 as of May 31, 2021 and August 31, 2020. The amount capitalized consisted of a $1,500,000 payment and the fair value of 61,297 shares of common stock of $539,417. During the nine months ended May 31, 2021, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 6 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the nine months ended May 31, 2021, there were no issuances of preferred stock.

Common Shares

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

During the nine months ended May 31, 2021, the Company issued 8,021,525 shares of common stock for the exercise of warrants for proceeds of $6,016,144.

During the three months ended May 31, 2021, the Company issued 16,000 shares of common stock at a price of $1.51 per share in connection with the Company’s at-the-market equity program for proceeds, net of commission fee, of $23,396. The agent of the program was entitled to compensation at a commission rate of 3.0% of the gross sales price per sold share of common stock. The Company also incurred offering costs of $95,919, of which $72,523 was recorded as deferred offering costs as of May 31, 2021.

Stock based compensation

During the nine months ended May 31, 2021, the Company recorded $29,667 of stock compensation expense for common stock issued to four members of the Company’s Board of Directors in 2017. The unamortized value of the stock-based compensation as of May 31, 2021 is $4,167.

Warrants

A summary of activity during the nine months ended May 31, 2021 follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2020	2,334,937	$8.12	3.30
Granted	10,120,000	0.75	5.00
Forfeited	-	-	-
Exercised	(8,021,525)	0.75	4.68
Outstanding, May 31, 2021	4,433,412	$4.63	3.42

The intrinsic value of the warrants as of May 31, 2021 is $1,028,253. All of the outstanding warrants are exercisable as of May 31, 2021.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On September 1, 2020, the Amendment and Restated 2018 Equity Plan (the “Plan”) was increased to permit the issuance of an additional 748,738 shares of common stock. On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment to increase the number of shares of Common Stock reserved for issuance by 2,000,000 shares and to extend the term of the Plan. As of May 31, 2021, the Plan permits the Company to issue up to 3,548,738 shares of common stock awards of which 581,804 is available to be issued.

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

On March 5, 2021, the Company granted an option to the Company’s president to purchase a total of 575,100 shares of the Company’s common stock with an exercise price of $1.52 and vesting as follows: 25% shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date.

On March 5, 2021, the Company granted an option to a director of the Company to purchase 30,000 shares of the Company’s common stock with an exercise price of $1.52 and vesting as follows: one third shall vest on the one-year anniversary of the vesting commencement date, one third shall vest on the two-year anniversary of the vesting commencement date and one third shall vest on the three-year anniversary of the vesting commencement date, subject to this director’s continued service to the Company.

The Company utilizes the Black-Scholes model to value the stock options using the following assumptions:

Nine Months Ended
May 31,
2021
Expected term	5 years
Expected average volatility	151 - 156%
Expected dividend yield	-
Risk-free interest rate	0.36 -0.79%

During the nine months ended May 31, 2021, the Company granted 2,685,100 options valued at $5,695,329. During the nine months ended May 31, 2021, the Company recognized stock option expense of $981,508, of which $871,510 was to related parties, and as of May 31, 2021, $5,122,786 remains unamortized, of which $4,477,549 is with related parties. The intrinsic value of the 2,966,934 options outstanding as of May 31, 2021 is $76,380.

The following is a summary of stock option activity during the nine months ended May 31, 2021:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2020	281,834	$3.57	8.90
Granted	2,685,100	2.31	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, May 31, 2021	2,966,934	$2.43	9.57

Exercisable options, May 31, 2021	265,572	$3.38	8.56

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of May 31, 2021, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

As of May 31, 2021, the Company had committed to a lease that had not yet commenced with a related party (Note 4) for a lease of office space with a commencement date of June 1, 2021 and a term of 39 months. Under the terms of the lease the Company will make payments totalling $32,918 within one year and $110,680 within three years and three months.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to May 31, 2021, the Company issued an aggregate of 1,344,870 shares of common stock under the ATM Offering at an average price of $1.20 per common share for net proceeds of $1,564,171.

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

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action, and stages of development. Our programs represent a comprehensive approach in utilizing the power of the ECS to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a cannabinoid agonist G protein-coupled receptor (GPCR) targeting synthetic small molecule program, ART27.13, as a treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated CAReS. In addition, our ART26.12 program is a small molecule platform of inhibitors of Fatty Acid Binding Protein 5 (FABP5), being studied both as a cancer therapeutic and in anxiety-related disorders, including post-traumatic stress disorder. We are also advancing ART12.11, our patented solid-state composition of cannabidiol (“CBD cocrystal”). The global coronavirus pandemic, COVID-19 has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program is a synthetic, small molecule cannabinoid agonist, ART27.13, being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor agonist, which was originally created by AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare in June 2019. In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with U.K., U.S. and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. At present we do not foresee ongoing significant delays due to the impact of COVID-19; however, we are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath.

Our second in-licensed program is a platform of small-molecule inhibitors of fatty acid binding protein 5 (“FABP5”) acquired from Stony Brook University (“SBU”), which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to develop these candidates and in February 2020 SBU was awarded a $4.2 million grant to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members has made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be highly specific and potent small molecule inhibitors of FABP5. In addition to its potential as a synthetic endocannabinoid modulator, FABP5 plays an important role in lipid signaling and is believed to be an attractive target for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD), and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. While anxiety, pain, and inflammation are in early research stage, the potential use in treating cancer is our current focus. The program is in the final stages of lead optimization, and we plan to initiate regulatory enabling studies thereafter. We anticipate clinical studies in cancer could begin in the second half of 2022 or early 2023 calendar year depending on the ongoing impact of COVID-19. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of cannabidiol (“CBD”). The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent bioavailability and may lead to improved safety and efficacy.

Presently, we have one U.S. patent, one U.S. patent application, and two foreign patent applications directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat Inflammatory Bowel Disease (“IBD”), PTSD, and other potential indications.

We are developing our product candidates in accordance with traditional drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the U.S. Food and Drug Administration (the “FDA”). Our management team has experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we expect to retain rights to internally develop and commercialize products; however, we may seek collaborations with partners in the biopharmaceutical industry when that strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic Cannabinoid Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD) and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	IBD: $7 billion PTSD: $7 billion

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

Results of Operations

The following summary of our results of operations, for the three and nine months ended May 31, 2021 and 2020, should be read in conjunction with our interim financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2020, as included in Form 10-K filed with the SEC on November 4, 2020.

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

The following table provides selected financial data as of May 31, 2021 and August 31, 2020.

	May 31,	August 31,
	2021	2020	Change

Cash	$10,052,288	$2,142,072	$7,910,216
Total Assets	$12,339,763	$4,376,862	$7,962,901
Total Liabilities	$423,943	$502,177	$(78,234)
Stockholders’ Equity	$11,915,820	$3,874,685	$8,041,135

Balance Sheet Data

We have not generated any revenues since inception through May 31, 2021. The increase in cash was primarily due to a public offering in October 2020 and proceeds from exercise of warrants during the nine months ended May 31, 2021.

For the Three Months Ended May 31, 2021 Compared to the Three Months Ended May 31, 2020

	Three months ended
	May 31,
	2021	2020	Change
Operating Expenses
General and administrative expense	$1,074,166	$389,195	$684,971
Professional fees	226,042	303,524	(77,482)
Research and development	951,204	258,676	692,528
Total Operating Expenses	2,251,412	951,395	1,300,017
Loss from Operations	(2,251,412)	(951,395)	(1,300,017)
Other income	1,620	204	1,416
Net Loss	$(2,249,792)	$(951,191)	$(1,298,601)

Our operating expenses, for the three months ended May 31, 2021 were $2,251,412 compared to $951,395 for the same period in 2020. Our operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development, and general and administrative expenses. The increase in operating expenses was primarily due to an increase in research and development and general and administrative expense related to payroll and director compensation including stock-based compensation.

For the Nine months ended May 31, 2021 Compared to the Nine Months Ended May 31, 2020

	Nine months ended
	May 31,
	2021	2020	Change
Operating Expenses
General and administrative expense	$2,462,300	$1,226,324	$1,235,976
Professional fees	868,293	785,133	83,160
Research and development	2,223,540	1,646,920	576,620
Total Operating Expenses	5,554,133	3,658,377	1,895,756
Loss from Operations	(5,554,133)	(3,658,377)	(1,895,756)
Other income	3,775	30,699	(26,924)
Net Loss	$(5,550,358)	$(3,627,678)	$(1,922,680)

Our operating expenses, for the nine months ended May 31, 2021 were $5,554,133 compared to $3,658,377 for the same period in 2020. Our operating expenses were primarily related to professional fees for ongoing regulatory requirements, research and development, and general and administrative expenses. The increase in general and administrative expense is primarily due to an increase in payroll and director compensation including stock-based compensation. The increase in professional fees is primarily related to accounting fees incurred to analyze and improve the current control environment, legal costs associated with intellectual property, and costs incurred in relation with the change to a new transfer agent. The increase in research and development is primarily due to increased spending in ART27.13 CAReS clinical study and ART26.12 lead identification activities.

The decrease in other income was primarily due to change in fair value of derivatives. Change in fair value of derivatives was $0 for the nine months ended May 31, 2021, compared to a gain of $29,501 for the nine months ended May 31, 2020, as during the nine months ended May 31, 2020, there was a price protection clause associated with the previously issued Series E private offering that was not in effect during the nine months ended May 31, 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $5,550,358 and $3,627,678 for the nine months ended May 31, 2021 and 2020, respectively. As of May 31, 2021, we had cash and cash equivalents of $10,052,288. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of May 31, 2021, we had an accumulated deficit of $15,015,976 and working capital of $9,876,340. In October 2020, we raised $6,578,553 in net proceeds through a public offering and $6,016,144 from the exercise of warrants. We believe our cash and cash equivalents may not be sufficient to fund our operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.

Working Capital

	May 31,	August 31,
	2021	2020	Change
Current Assets	$10,300,283	$2,337,199	$7,963,084
Current Liabilities	423,943	502,177	(78,234)
Working Capital	$9,876,340	$1,835,022	$8,041,318

Cash Flows

	Nine months ended
	May 31,
	2021	2020	Change
Cash Flows used in operating activities	$(4,599,685)	$(3,474,667)	$(1,125,018)
Cash Flows used in investing activities	-	(1,176)	1,176
Cash Flows provided by financing activities	12,515,228	270,771	12,244,457
Effect of exchange rate changes on cash	(5,327)	60,363	(65,690)
Net change in cash during period	$7,910,216	$(3,144,709)	$11,054,925

Our total current assets as of May 31, 2021 were $10,300,283 as compared to total current assets of $2,337,199 as of August 31, 2020. The increase in current assets is primarily due to an increase in cash from our public offering in October 2020 and proceeds from the exercise of warrants.

Our total current liabilities as of May 31, 2021 were $423,943 as compared to total current liabilities of $502,177 as of August 31, 2020. The current liabilities consist of accounts payable and accrued liabilities of $418,943 and $490,218 and due to related parties of $5,000 and $11,959, as of May 31, 2021 and August 31, 2020, respectively.

We have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flow from Operating Activities

During the nine months ended May 31, 2021, cash used in operating activities was $4,599,685 compared to cash used in operating activities of $3,474,667 during the period ended May 31, 2020. The cash used from operating activities was primarily attributed to net loss of $5,550,358 offset by stock-based compensation of $1,011,175 for the nine months ended May 31, 2021. The cash used from operating activities was primarily attributed to net loss of $3,627,678 offset by stock-based compensation of $326,398 for the nine months ended May 31, 2020.

Cash Flow from Investing Activities

During the nine months ended May 31, 2021, the Company had no changes in cash flow from investing activities. During the nine months ended May 31, 2020, the Company purchased equipment of $1,176.

Cash Flow from Financing Activities

During the nine months ended May 31, 2021 and 2020, we received gross proceeds of $7,614,120 and $380,678, respectively, from issuance of common stock and warrants, and incurred issuance costs of $1,108,090 and $113,866, respectively; received $6,016,144 and $0 from the exercise of warrants; received $1,392 and $7,116 advances from related parties; and repaid $8,338 and $3,040 to related parties, respectively. During the nine months ended May 31, 2020, we refunded fractional stock of $117.

Going Concern

Our financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not established an ongoing source of revenues sufficient to cover our operating cost and will require additional capital to commence our operating plan. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Upon the completion of our financial statements for the period ended May 31, 2021, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern for the twelve months after the date of this report. Our independent registered public accounting firm did not include an explanatory paragraph in its report on our financial statements as of and for the year-ended August 31, 2020. As of the date of this report, there have been changes to management’s conclusion that there is substantial doubt about our ability to continue as a going concern. Management has included a going concern explanatory note in the financial statements included therein.

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

Since our inception, we have used substantial amounts of cash to fund our research and operations and expect our expenses to increase substantially in the foreseeable future as developing our product candidates and conducting clinical trials will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any products that are approved in the future.

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

We are a party to license agreements with NEOMED Institute and the Research Foundation at Stony Brook University, pursuant to which we in-license key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In particular, on April 24, 2019, we exercised our option (the “Option Exercise”) pursuant to the Material and Data Transfer, Option and License Agreement with NEOMED dated as of December 20, 2017, as amended on January 4, 2019 (the “NEOMED Agreement”). If we are found in the future not to be in compliance with the NEOMED Agreement, our license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”), or any other license agreements it could materially adversely affect our business, results of operations, financial condition and prospects. If we fail to comply with any of our license obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on clinical trial design, to commence a clinical trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;

•	obtain and maintain IRB, approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a clinical trial;

•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;

•	ensure clinical investigators observe clinical trial protocol or continue to participate in a clinical trial;

•	address any patient safety concerns that arise during the course of a clinical trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	timely manufacture sufficient quantities of a product candidate for use in clinical trials; or

•	raise sufficient capital to fund a clinical trial.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensor’s patent rights are highly uncertain. Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws, including global waivers and patent removals which are being considered for COVID vaccines, in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensor were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is generally entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidates without infringing third-party patent rights.

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

We plan to conduct a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess the required licenses. If we are unable to conduct research at institutions that possess the required licenses, or if those licenses are not obtained or renewed in the future, we may not be in a position to engage in or carry on research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.S. or the U.K., and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research and have an office, and in Ireland, where we currently have an office and a research collaboration with Trinity College Dublin.

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

Any product candidates we develop may be subject to U.S. controlled substance laws and regulations and similar controls in territories outside the U.S. where we are conducting research. Failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Some of our product candidates may contain controlled substances as defined in the federal Controlled Substances Act of 1970 (the “CSA”) in the U.S. Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements that are administered and enforced by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the United States that comprise or contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances presenting the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs by licensed and DEA-registered health care providers is further restricted. For example, they may not be refilled without a new prescription.

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

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, clinical material manufacturing or repackaging/relabeling in the U.S.; however, we are subject to similar laws and regulations in the U.K. and other countries where we are conducting a clinical trial and have contracted for clinical material manufacturing.

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

In certain foreign markets, including countries in the European Union, or E.U., and the U.K., pricing of prescription pharmaceuticals is subject to governmental control. Price negotiations with governmental authorities may range from 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. Our business could be detrimentally impacted if reimbursements of our products are unavailable or limited if pricing is set at unacceptable levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation and Amendments	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Bylaws	S-1	333-199213	10/8/2014
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	33-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	Artelo Biosciences, Inc. Amended and Restated 2018 Equity Incentive Plan, as amended and Forms of Award Agreement thereunder	S-8	333-251387	12/16/2020
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts, or arrangements.
+	Certain portions of this exhibit have been omitted.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: July 12, 2021	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

