Form 10-K
period 2021-08-31
ARTELO BIOSCIENCES, INC.
filed 2021-11-29
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

Registrant’s telephone number, including area code: (858) 925-7049

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 26, 2021, was $39,890,775 based on a $1.84 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

42,301,013 shares of common stock issued and outstanding as of November 5, 2021.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms.

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

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

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

PART I

ITEM 1. BUSINESS

Corporate Overview

We are a Nevada corporation incorporated on May 2, 2011, and based in San Diego County, California. We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body. Our board of directors and management team is highly experienced and has a successful history of development, regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action, and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a cannabinoid agonist G protein-coupled receptor (GPCR) targeting synthetic small molecule program, ART27.13, as a treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated CAReS (Cancer Appetite Recovery Study). In addition, our ART26.12 program is a small molecule platform of inhibitors of fatty acid binding protein 5 notably Fatty Acid Binding Protein 5 (FABP5), being studied both as a cancer therapeutic and in anxiety-related disorders, including post-traumatic stress disorder. We are also advancing ART12.11, our patented solid-state composition of cannabidiol (“CBD cocrystal”). The global coronavirus pandemic and its consequences, COVID-19 has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor full agonist, which was originally created by AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare in June 2019. In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with UK, US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time and we expect to communicate clinical results from the first phase of CAReS in the first quarter 2022. At present we do not foresee ongoing significant impacts due to COVID-19; however, we are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath.

Our second in-licensed program is a platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”), which we have designated ART26.12. To date, SBU has received nearly $4 million in funding from the National Institutes of Health to develop these candidates and in February 2020 SBU was awarded a $4.2 million grant to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members has made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be highly specific and potent small molecule inhibitors of FABP5. In addition to its potential as a synthetic endocannabinoid modulator, FABP5 plays an important role in lipid signaling and is believed to be an attractive target for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”), and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. While anxiety, pain, and inflammation are in early research stage, the potential use in treating cancer is our current focus. The program is in the beginning stages of regulatory-enabling studies. We anticipate clinical studies in cancer could begin in early 2023 depending, in part, on the ongoing impact of COVID-19 and the ability of selected contract research organizations to perform required studies. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of cannabidiol (“CBD”). The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent and improved bioavailability and may lead to improved safety and efficacy.

Presently, we have one U.S. patent, one U.S. patent application, and two foreign patent applications directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat cancer, Inflammatory Bowel Disease (“IBD”), PTSD, and other potential indications.

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic Cannabinoid Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Prostate cancer and Breast cancer and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD) Post-Traumatic Stress Disorder (PTSD), and other potential indications including cancer	Pre-clinical	IBD: $7 billion PTSD: $7 billion

Background

The ECS is composed of cannabinoid receptors, endogenous receptor ligands (“endocannabinoids”) and their associated transporter mechanisms, as well as enzymes responsible for the synthesis and degradation of endocannabinoids, and has emerged as a considerable target for pharmacotherapy approaches of numerous human diseases. As a widespread modulatory and lipid signaling system, the ECS plays important roles in the CNS, development, synaptic plasticity, and the response to endogenous and environmental factors.

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential lipid signaling of modulators, including modulating the ECS. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid signaling and including compounds that promote the effectiveness of the ECS.

Corporate Information

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

Intellectual Property

We are a party to certain license agreements as described below and, going forward, we intend to license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of products that modulate the ECS.

Patent Estate and Licenses

Product Candidate	Patent Status	License
ART27.13 – Synthetic GPCR Agonist

Two (2) issued patents (US) including composition of matter, terms 11/3/24 and 9/22/25, not including any patent term extension, or PTE; 31 issued (Intl) patents, and one (1) pending (Intl) application.

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

In clinical development studies with NEOMED’s prior sponsor, NEO1940 was dosed in over 200 subjects. From 2007 to 2008, NEO1940 was evaluated in five phase 1 clinical trials under its original sponsor, AstraZeneca. NEO1940 was administered orally in 205 patients and its safety, tolerability, pharmacokinetics and pharmacodynamics were investigated. Four of these studies were single dose or Single Ascending Dose (“SAD”) studies. An initial SAD study was conducted in the UK. The program was completed with another study performed in a Japanese population. The two other single dose studies aimed at measuring a pharmacodynamics effect (Proof-of-Principle or POP studies) on analgesia using the capsaicin test in one case, of the third molar extraction model in the other case. The last phase 1 study was a Multiple Ascending Dose (“MAD”) study, where patients with chronic lower back pain received NEO1940 for a scheduled period of 12 days. Further details of the studies are found in Table 1.

Table 1 – Clinical studies performed with NEO1940

Year	Full Title	Schedule	Primary Endpoint	Secondary Endpoints
2007

Phase 1, First Time in Man, Single-Centre, Randomised, Double-Blind (within panels), Placebo-Controlled Study to Investigate Safety, Tolerability and Pharmacokinetics of NEO1940 after Administration of Oral Single Ascending Doses in Healthy Volunteers

		Single dose	Safety and tolerability	CNS effects; PK profile
2007-2008

A Phase 1, Single-Centre, Randomised, Double-Blind (within panels), Placebo-Controlled Study to Investigate Safety, Tolerability and Pharmacokinetics of NEO1940 after Administration of Oral Single Ascending Doses in Japanese Healthy Male Volunteers

		Single dose	Safety and tolerability	CNS effects; PK profile
2007-2008

A Phase 1, Single-centre, Randomised, Double-blind, Placebo-controlled Crossover Study in Healthy Volunteers to Evaluate Effects of a Single Oral Dose of NEO1940 on Intradermal and Topical Capsaicin-evoked Pain Symptoms(1)

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
2008

A Phase 1, Multi-Centre, Randomised, Double-blind, Placebo-controlled Study to Investigate the Safety, Tolerability and Pharmacokinetics of NEO1940, Including an Interaction Study, After Administration of Oral Multiple Ascending Doses in Adult Subjects with Chronic Low Back Pain(3)

		Multiple dose	Safety and tolerability	CNS effects; PK profile, CYP450 induction

___________

(1)	Kalliomäki J, et al. Clin Exp Pharmacol Physiol. 2013 Mar;40(3):212-8.

(2)	http://clinicaltrials.gov/ct2/show/NCT00659490?term=AZD1940&rank=2

(3)	http://clinicaltrials.gov/ct2/show/NCT00689780?term=AZD1940&rank=1

NEO1940 demonstrated, in general, an acceptable safety and tolerability profile in the safety endpoints. The profile of the observed safety effects was generally typical of cannabinoids and the majority of the adverse events were of mild or moderate intensity. A maximum tolerated dose was defined by the frequency and severity of adverse events. A dose dependent increase in body weight was observed in the MAD study. In three out of the five phase 1 studies, analgesia in acute pain models was also measured as an end-point; no convincing analgesic efficacy was seen in any of these studies.

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

We will also be required to make payments for the following milestones:

Milestone	Milestone Payment ($US)
Lead candidate selection (milestone one of the Commercialization business plan) or second anniversary of SBU Effective Date, whichever comes first	$25,000.00
Initiation of a Phase 2 Clinical Trial for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter (as defined in the Stony Brook Agreement)	$150,000.00
Initiation of a Phase 3 clinical trial for the first indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$250,000.00
Upon First Commercial Sale based upon FDA or European Medicines Agency (“EMA”) regulatory approval for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,500,000.00
Receiving FDA or EMA approval for the second and each subsequent Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,000,000.00
First time annual Net Sales (as defined in the Stony Brook Agreement) greater than $100,000,000.00	$1,000,000.00
First time annual Net Sales greater than $500,000,000.00	$5,000,000.00

The term of the Stony Brook Agreement commenced on the SBU Effective Date and will continue until the Stony Brook Agreement is terminated in accordance with its terms.

Research & Development

In view of the urgent need for new and more effective drugs, we intend to combine innovative science and accelerated clinical development to create and develop novel therapies using small molecule drug development strategies targeting lipid signaling pathways and the ECS. Our current research and development efforts have been limited to investigative work surrounding lipid signaling, including creating and developing novel and synthetic formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with the University of Western Ontario, Canada, Trinity College, Ireland. and various CROs in the US, China, Spain, and UK.

Scientific Approach

We intend to create, acquire, and develop a full spectrum of therapeutics, each of which has the potential to modulate lipid signaling for human health. The principal scientific platforms of our strategy is as follows:

•

New Chemical Entities. We expect to license intellectual property rights for research stage platforms and new chemical entities developed within leading academic institutions under which we may develop programs that target endogenous signaling pathways, including molecules that modulate the ECS. These programs may involve the use of compounds which are neither plant-based nor synthetically-derived cannabinoids, but are instead compounds that have been shown to have promising potential in signaling pathways. Our initiatives for this strategy led us to the license novel technology from Stony Brook University, which we expect to be a core platform for the Company. We currently designate this program ART26.12. We also plan to acquire rights to intellectual property for research and clinical stage assets developed within the pharmaceutical industry and leading research institutions for synthetic small molecules, new chemical entities or alternatives to plant-based cannabinoids. Our efforts to secure rights to synthetic novel compounds led us to the NEOMED Agreement with NEOMED for the Compound, ART27.13.

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

•

ART27.13 – ART27.13 is our name for the synthetic GPCR agonist compound formerly known as NEO1940 and AZD1940. We intend to develop a synthetic formulation suitable for treatment of anorexia/weight loss associated with cancer. ART27.13 has been in 205 subjects in prior clinical studies and is currently enrolling in a Phase 1b/2a study in anorexia associated with cancer.

•

ART26.12 – Our FABP5 inhibitor program is intended for treatment of breast cancer, prostate cancer, neuropathic and nociceptive pain and anxiety disorders, including PTSD. Our near-term goal is to develop our lead development compound and assess its activity in models of cancer and pain. While advancing our lead, additional compound(s) may be identified and selected for advancement in regulatory-enabling studies.

•

ART12.11 – Our novel solid-state CBD composition coformed with tetramethylpyrazine (“TMP”) is targeted for development in Inflammatory Bowel Disease, Post-Traumatic Stress Disorder (“PTSD”), and rare/orphan diseases. The rare/orphan disease strategy is supported by recent FDA actions with other company programs containing CBD, however, we intend to prioritize pain conditions associated with inflammation and neurologic conditions such as epilepsy and PTSD. In addition, interesting data was observed in anti-cancer models and the Company is continuing to explore this potential development strategy.

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

Our potential competitors, which include pharmaceutical and biopharmaceutical companies such as Novartis International AG, Helsinn Therapeutics (U.S.), Inc., NGM Biopharmaceuticals Inc., Jazz Pharmaceuticals Inc., Pfizer Inc., and Tetra Bio-Pharma Inc. may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate had been repealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, heard oral arguments on November 10, 2020 and issued a decision on June 17, 2021, effectively upholding the constitutionality of the ACA. It is unclear how this result, similar litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Employees

We currently have five (5) employees. We also engage multiple contractors, consultants and advisors who provide services on a part-time basis. Our employees, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We have no unionized employees. We currently have no retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employees, consultants, and contractors to be satisfactory.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2021 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our securities. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

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

Our current financial resources are limited. We will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. We may raise additional funds through public or private equity offerings, debt financings, strategic partnerships or alliances, receivables or royalty financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership may be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. Debt financings may also be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. In addition, if we raise additional funds through corporate collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to products or product candidates or grant licenses on terms that are not favorable to us. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

We are currently receiving Research and Development, or R&D, tax credits from the United Kingdom, or UK, in connection with our clinical trials being conducted in the UK. If the UK government discontinues these tax credits, or we decide to conduct our clinical trials somewhere else, our costs to develop our product candidates would increase significantly.

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as we are currently doing. This effectively reduces the costs, and the cash we use, for our current trials. Should the UK government discontinue, or not renew, these R&D tax credits, or if we decide to conduct our R&D or clinical trials elsewhere, our cash use will increase significantly which would require us to raise even more additional capital to complete the development of our product candidates.

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

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols or our development plan to reflect these changes. Amendments may require resubmitting clinical trial protocols to the FDA or other similar authorities in other jurisdictions and institutional review boards (“IRBs”) for re-examination, which may impact the costs, timing or successful completion of our clinical trials. If we experience delays in completion of, or if we terminate any planned clinical trials, the commercial prospects for product candidates may be harmed, and the ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of product candidates.

The full impact of the COVID-19 pandemic on Artelo’s clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on Artelo’s business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the U.S. and global economy and drug product manufacturing and supply chain may also adversely affect Artelo’s clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, mask-wearing, and similar measures, such as proof of vaccination cards (or vaccination passports), as well as business closures, travel restrictions, and stresses on healthcare systems and our clinical trial sites, Artelo’s ability to recruit participants for its clinical trials may be significantly impacted. Artelo may not be able to commence or complete its clinical trials as currently planned. Artelo also may be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or some time after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

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

If we are unable to raise sufficient capital as needed, we may be required to reduce the scope of our planned research and development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all your investment.

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

In December 2019, a novel strain of coronavirus, subsequently named SARS-CoV-2 (and which causes a disease called “COVID-19”), was reported to have surfaced in Wuhan, China, resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide, especially businesses involving activities or operations in China. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (the “WHO”) declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a global pandemic. While the extent of the impact of the current COVID-19 pandemic and its aftermath on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 outbreak could have a negative impact on our business, financial condition and operating results. Due to the global pandemic, our recruiting of clinical trial participants could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business resulting from the COVID-19 pandemic is difficult to predict, but it may increase our costs or expenses.

We may experience delays in providing sufficient product for future testing of our candidates due to the ongoing supply chain limitations caused by COVID-19.

Due to current supply chain disruptions caused by COVID-19, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our drug candidates as we progress through our regulatory testing and/or approval.  Should this happen, we may not be able to provide sufficient quantities of our drug candidates to complete our testing as currently planned which could delay our ability to bring an approved drug to market.  Such a delay would cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product approval and financials.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have rented offices in Solana Beach, California, a location near Manchester, United Kingdom, and in Dublin, Ireland. Our facilities could be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, fires, power shortages, nuclear and radiation accidents, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 global pandemic, cyber warfare, national and international conflict, terrorism, climate change, and other natural or human-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

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

We plan to conduct a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess the required licenses. If we are unable to conduct research at institutions that possess the required licenses, or if those licenses are not obtained or renewed in the future, we may not be in a position to engage in or carry on research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.S. or the UK, and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research and have an office, and in Ireland, where we currently have an office and a research collaboration with Trinity College Dublin.

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

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, clinical material manufacturing or repackaging/relabeling in the U.S.; however, we are subject to similar laws and regulations in the UK and other countries where we are conducting a clinical trial and have contracted for clinical material manufacturing.

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

Since our product candidates may contain controlled substances, their regulatory approval may generate public controversy or scrutiny. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from misuse or adverse side effects cannabinoid-derived products may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business will likely attract a high-level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

In certain foreign markets, including countries in the European Union, or E.U., and the UK, pricing of prescription pharmaceuticals is subject to governmental control. Price negotiations with governmental authorities may range from 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. Our business could be detrimentally impacted if reimbursements of our products are unavailable or limited if pricing is set at unacceptable levels.

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

RISKS RELATED TO OUR SECURITIES

Our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share, and we traded below that threshold regularly during and prior to our fiscal year ended August 31, 2021. On September 13, 2021, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of the company’s common stock.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. If we have not regained compliance with the Minimum Bid Price Rule within such time period, we will likely receive a written notice from Nasdaq that our common stock would be delisted from the Nasdaq Capital Market unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures we intend to seek continued listing on the Nasdaq Capital Market. This may require us to conduct a reverse split, or combination, or our outstanding shares of common stock.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our stock may be delisted. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

Although our securities are listed on the Nasdaq Capital Market, you may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume.

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

Many of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in part that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock.

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

As a public company, we will continue to incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075, USA. Additionally, we have a European office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our Irish subsidiary: Trinity Reliant Ventures, Ltd (Ireland). Our United Kingdom subsidiary, Artelo Biosciences Limited maintains an office at the biohub located at Mereside, Alderly Park, Alderly Edge, Cheshire, SK10 4TG, UK. We do not currently own any properties, laboratories, or manufacturing facilities. The leases for the subsidiaries’ office spaces are month-to-month.

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

On November 5, 2021, the shareholders’ list showed 165 registered shareholders with 42,301,013 shares of common stock outstanding.

Description of Securities

The Company’s authorized capital stock consists of 756,250,000 shares of capital stock, par value $0.001 per share, of which 750,000,000 shares are common stock, par value $0.001 per share and 6,250,000 of preferred stock, par value $0.001 per share.

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

Registration Statement on Form S-8

As of August 31, 2021, 2,859,184 shares of our common stock were issuable upon the exercise of options under our 2018 Equity Incentive Plan, as amended.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2021.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations, for the year ended August 31, 2021 and 2020, should be read in conjunction with our audited financial statements, as included in this Form 10-K.

Our Company currently has no revenue. We classify our operating expenses into research and development, professional fees, and selling, general and administrative expenses. Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred.

The Company has incurred losses for the past several years and a net loss of $7.4 million during the year ended August 31, 2021. Subsequent to August 31, 2021, we completed an offering for net proceeds of approximately $18.3 million, which substantially increased our cash and cash equivalents and improved our working capital position (Note 9). Consequently, our existing cash resources and cash received from the public offering are expected to provide sufficient funds to carry out our planned operations for at least 12 months from the date that our consolidated financial statements are issued.

The following table provides selected financial data about the Company as of August 31, 2021 and 2020.

Balance Sheet Data

	August 31,	August 31,
	2021	2020	Change
(In thousands)
Cash	$6,629	$2,142	$4,487
Total Assets	$12,635	$4,376	$8,259
Total Liabilities	$593	$501	$92
Stockholders' Equity	$12,042	$3,875	$8,167

The increase in cash was primarily due to a public offering in October 2020 and proceeds from exercise of warrants during the year ended August 31, 2021.

For the Year ended August 31, 2021 Compared to the Year ended August 31, 2020

	Years ended
	August 31,
(In thousands)	2021	2020	Change
Operating Expenses
General and administrative expense	$3,521	$1,789	$1,732
Professional fees	1,081	978	103
Research and development	2,839	1,919	920
Total Operating Expenses	7,441	4,686	2,755
Loss from Operations	(7,441)	(4,686)	(2,755)
Other income	4	31	(27)
Net Loss	$(7,437)	$(4,655)	$(2,782)

Our operating expenses, for the year ended August 31, 2021, were $7.4 million compared to $4.7 million for the same period in 2020. The increase in operating expenses was primarily due to an increase in research and development, including the initiation and ongoing expenses related to the CAReS trial, and general and administrative expense related to payroll and director compensation including stock-based compensation.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $7.4 million and $4.7 million for the years ended August 31, 2021 and 2020, respectively. As of August 31, 2021, we had cash and cash equivalents of $6.6 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of August 31, 2021, the Company had an accumulated deficit of $16.9 million and working capital of $9.8 million. As of August 31, 2021, we had cash and cash equivalents of $6.6 million. During the year ended August 31, 2021, 1,393,591 shares were sold in connection with the Company’s at-the-market equity program for proceeds net of offering costs of $1.5 million. In October 2020 we raised $6.6 million in net proceeds through a public offering.  In addition, in the first quarter of fiscal 2022 we raised an additional $18.3 million in net proceeds through the Company’s at-the-market equity program.  We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months following the filing date of this Annual Report on Form 10-K.

Working Capital

	August 31,	August 31,
(in thousands)	2021	2020	Change
Current Assets	$10,317	$2,337	$7,980
Current Liabilities	526	501	25
Working Capital	$9,791	$1,836	$7,955

Cash Flows

	Years ended
	August 31,
(in thousands)	2021	2020	Change
Cash Flows used in operating activities	$(6,141)	$(4,347)	$(1,794)
Cash Flows used in investing activities	(3,439)	-	(3,439)
Cash Flows provided by financing activities	14,112	1,981	12,131
Effect of exchange rate changes on cash	(45)	84	(129)
Net change in cash during period	$4,487	$(2,282)	$6,769

Our total current assets as of August 31, 2021, were $10.3 million as compared to total current assets of $2.3 million as of August 31, 2020. The increase in current assets is primarily due to an increase in cash from our public offering in October 2020, common stock sold in connection with the Company’s at-the-market equity program and proceeds from the exercise of warrants.

Our total current liabilities as of August 31, 2021 were $0.5 million as compared to total current liabilities of $0.5 million as of August 31, 2020.

Cash Flows from Operating Activities

During the year ended August 31, 2021, cash used in operating activities was $6.1 million compared to cash used in operating activities of $4.3 million during the year ended August 31, 2020. The cash used in operating activities was primarily attributed to a net loss of $7.4 million, increases in operating assets and liabilities of $0.2 million and offset by stock-based compensation of $1.5 million for the year ended August 31, 2021. The cash used in operating activities during the year ended August 31, 2020, was primarily attributed to a net loss of $4.7 million offset by stock-based compensation of $0.4 million.

Cash Flows from Investing Activities

During the year ended August 31, 2021, the Company’s cash used in investment activities of $3.4 million was comprised entirely of an investment in marketable securities. The Company did not have any cash from or used in investing activities during the year ended August 31, 2020.

Cash Flows from Financing Activities

During the year ended August 31, 2021, cash provided by financing activities of $14.1 million was the result of net proceeds from the issuance of common stock of $8.1 million, proceeds from the exercise of warrants of $6.0 million. During the year ended August 31, 2020, cash provided by financing activities of $2.0 million was the result of gross proceeds from the issuance of common stock of $2.1 million less share issuance costs of $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

November 24, 2021

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	August 31,	August 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$6,629	$2,142
Marketable securities	3,436	-
Prepaid expenses and other current assets	252	195
Total Current Assets	10,317	2,337
Intangible asset	2,039	2,039
Operating lease right-of-use asset	90	-
Prepaid expenses – long-term	189	-
TOTAL ASSETS	$12,635	$4,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$493	$489
Due to related party	5	12
Operating lease liability - current portion	28	-
Total Current Liabilities	526	501

Operating lease liability	67	-
TOTAL LIABILITIES	593	501

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized,
0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized,
24,526,703 and 4,991,587 shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively	25	5
Additional paid-in capital	28,902	13,272
Accumulated deficit	(16,903)	(9,466)
Accumulated other comprehensive income	18	64
Total Stockholders' Equity	12,042	3,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,635	$4,376

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years ended
	August 31,
	2021	2020

OPERATING EXPENSES
General and administrative	$3,521	$1,789
Professional fees	1,081	978
Research and development	2,839	1,919
Total Operating Expenses	7,441	4,686

Loss from Operations	(7,441)	(4,686)

OTHER INCOME
Interest income	2	1
Net change in fair value of marketable securities	2	-
Change in fair value of derivative liabilities	-	30
Total other income	4	31

Provision for income taxes	-	-

NET LOSS	$(7,437)	$(4,655)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(46)	74
Total Other Comprehensive Income (Loss)	(46)	74

TOTAL COMPREHENSIVE LOSS	$(7,483)	$(4,581)

Basic and Diluted Loss per Common Share	$(0.40)	$(1.26)

Basic and Diluted Weighted Average Common Shares Outstanding	18,675,411	3,707,650

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2019	3,354	$3	$10,278	$(4,811)	$(10)	$5,460

Additional common shares issued	7	-	-	-	-	-
Common shares issued for cash, net of issuance costs	1,564	2	1,976	-	-	1,978
Common shares issued for services - officers	-	-	45	-	-	45
Common shares issued for acquisition of license	61	-	539	-	-	539
Common shares issued for settlement of debt	11	-	100	-	-	100
Cancellation of common shares	(6)	-	(2)	-	-	(2)
Stock option expense	-	-	336	-	-	336
Net loss for the period	-	-	-	(4,655)	-	(4,655)
Other comprehensive income	-	-	-	-	74	74
Balance, August 31, 2020	4,991	$5	$13,272	$(9,466)	$64	$3,875

Common shares issued for cash, net of issuance costs	11,514	12	8,091	-	-	8,103
Common shares issued for services - officers	-	-	34	-	-	34
Common shares issued for exercise of warrants	8,022	8	6,008	-	-	6,016
Stock option expense	-	-	1,497	-	-	1,497
Net loss for the period	-	-	-	(7,437)	-	(7,437)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, August 31, 2021	24,527	$25	$28,902	$(16,903)	$18	$12,042

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,437)	$(4,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,531	381
Net change in fair value of marketable securities	2	-
Change in fair value of derivative liabilities	-	(30)
Non-cash lease expenses	7	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(239)	(171)
Accounts payable and accrued liabilities	(3)	128
Cash payment on operating lease	(2)	-
Net cash used in operating activities	(6,141)	(4,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(3,439)	-
Net cash used in investing activities	(3,439)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	8,103	1,978
Proceeds from exercise of warrants	6,016	-
Advance from related parties	1	8
Repayments to related parties	(8)	(5)
Net cash provided by financing activities	14,112	1,981

Effect of exchange rate changes on cash	(45)	84

Net change in cash and cash equivalents	4,487	(2,282)
Cash and cash equivalents - beginning of period	2,142	4,424
Cash and cash equivalents - end of period	$6,629	$2,142

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of license offset against stock payable	$-	$539
Common shares issued for settlement of stock payable	$-	$100
Initial recognition of right-of-use asset and operating lease obligation	$97	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2021 and 2020

(In thousands, except share and per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011, and based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company registered fully owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, and in the UK, Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a wholly-owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate the endocannabinoid system.

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

Liquidity

The Company has incurred losses for the past several years and a net loss of $7,437 during the year ended August 31, 2021. Subsequent to August 31, 2021, we completed an offering for net proceeds of approximately $18,262, which substantially increased our cash and cash equivalents and improved our working capital position (Note 9). Consequently, our existing cash resources and cash received from the public offering are expected to provide sufficient funds to carry out our planned operations for at least 12 months from the date that our consolidated financial statements are issued.

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

All amounts in these financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation. All intercompany transactions and balances have been eliminated.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method.

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded during the years ended August 31, 2021, and 2020.

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

The Company recognizes R&D tax credits receivable from the United Kingdom government for spending on R&D as an offset of R&D expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,629 and $2,142 in cash and cash equivalents at August 31, 2021 and 2020, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of August 31, 2021 was approximately $6100. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. The marketable securities held by the Company, classified as trading securities, had an outstanding balance of $3,436 as of August 31, 2021.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of August 31, 2021:

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$2,724	$-	$2,724
Asset-backed securities	-	409	-	409
Corporate debt securities	-	303	-	303
	-	3,436	-	3,436

The Company did not have any financial instruments that were required to be measured at fair value on a recurring basis as of August 31, 2020.

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

The Company has recently adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

Share-based expenses were $1,531 and $381 for the years ended August 31, 2021, and 2020, respectively.

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

For the years ended August 31, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	August 31, 2021	August 31, 2020
Stock options	2,859,184	281,834
Warrants	4,433,412	2,334,937
	7,292,596	2,616,771

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended August 31, 2021, and 2020, Blackrock Ventures, Ltd., an entity owned by the Senior Vice President, European Operations, who is a major stockholder of the Company, provided $60 and $64 worth of consulting services to the Company, of which, $5 and $5 was outstanding, as of August 31, 2021 and 2020, respectively.

Lease

On May 12, 2021, the Company entered into a lease arrangement for office space with Beckman/Lomas LLC, an entity controlled by a close family member of a director (see Note 7)

Employment

The Company has an employment contract with a key employee, Mr. Gregory Gorgas, who is an officer of the Company. As of August 31, 2021, and 2020, the Company recorded accrued bonuses of $0 and $150, respectively. During the years ended August 31, 2021, and 2020, the Company recorded salary and bonus of $626 and $581 to Mr. Gorgas, respectively. During the years ended August 31, 2021 and 2020, Mr. Gorgas paid expenses on behalf of the Company of $1 and $1, respectively and received reimbursements of $6 and $0, respectively. Amounts payable to Mr. Gorgas as of August 31, 2021 and 2020 were $0 and $5, respectively.

The Company has an employment contract with a key employee, Mr. Randy Schreckhise, Vice President, Finance and Operations. As of August 31, 2021, and 2020, the Company recorded accrued bonuses of $47 and $23, respectively. During the years ended August 31, 2021, and 2020, the Company recorded salary and bonus of $236 and $125 to Mr. Schreckhise, respectively. During the years ended August 31, 2021 and 2020, Mr. Schreckhise paid expenses on behalf of the Company of $1 and $1, respectively and received reimbursements of $2 and $0, respectively. Amounts payable to Mr. Schreckhise as of August 31, 2021 and 2020 were $0 and $1 respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Restricted stock awards

The Company recorded stock-based compensation expense for members of our Board of Directors totaling $34 and $42 during the years ended August 31, 2021, and 2020, respectively. The stock-based compensation is related to restricted stock awards issued in 2017. The stock-based compensation was fully amortized as of August 31, 2021.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001.

During the years ended August 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

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

During the year ended August 31, 2021, the Company issued 19,535,116 shares of common stock as follows:

•

On October 14, 2020, the Company issued and sold, through a public offering (i) 10,120,000 shares of common stock (which includes 1,320,000 shares of common stock sold pursuant to the exercise by the underwriter to the public offering of their overallotment option) and (ii) warrants to purchase 10,120,000 shares of common stock (which includes warrants to purchase 1,320,000 shares of common stock sold pursuant to the exercise of the by the underwriter of their overallotment option). The net proceeds to the Company, after deducting the underwriting discount and commissions and offering expenses were $6,579.

•

1,393,591 shares of common stock were issued for net proceeds of $1,524, at an average price of $1.20 per share in connection with the Company’s at-the-market ("ATM") equity program net of commission and fees, of $51. The agent of the program was entitled to commissions at a rate of 3.0% of the gross sales price per share of common stock sold. The Company also incurred offering costs of $96.

•	8,021,525 shares of common stock were issued for the exercise of warrants for proceeds of $6,016.

During the year ended August 31, 2020, the Company issued 1,644,221 shares of common stock as follows:

•

61,297 shares of common stock were issued for the exercise of an option for an exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 (see Note 6)

•	11,363 shares of common stock were issued for the settlement of stock payable of $100
•	7,373 shares of common stock were issued for additional issuance of Series D per the terms of the subscription agreements.
•

1,564,188 shares of common stock were issued for cash of $1,978, of which 45,834 shares were issued to our officers and directors for $55 and 1,518,354 shares were sold in connection with the Company’s at-the-market equity program for proceeds net of offering costs of $1,923. The agent of the program was entitled to commissions at a rate of 2.0% of the gross sales price per sold share of common stock.

On December 2, 2019, 6,250 shares of common stock previously issued to a director of the Company were cancelled upon the resignation of the director from the Company. During the year ended August 31, 2020, the Company reversed an expense of $2 which was recorded during previous periods as the shares vested over time.

Warrants

A summary of activity of the warrants during the years ended August 31, 2021 and 2020 follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2019	2,334,937	$8.12	4.14
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2020	2,334,937	$8.12	3.30
Granted	10,120,000	0.75	5.00
Forfeited	-	-	-
Exercised	(8,021,525)	(0.75)	(4.68)
Outstanding, August 31, 2021	4,433,412	$4.63	3.16

The intrinsic value of the warrants as of August 31, 2021, and 2020 is $338 and $0, respectively. All of the outstanding warrants are exercisable as of August 31, 2021.

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

The plan was increased to permit the issuance of 425,000 and 748,738 shares of common stock on June 19, 2020, and September 1, 2020, respectively.

On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment to increase the number of shares of Common Stock reserved for issuance by 2,000,000 shares and to extend the term of the Plan. As of August 31, 2021, the Plan permits the Company to issue up to 3,548,738 shares of common stock awards of which 689,554 is available to be issued.

Options granted in fiscal year 2021

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

On July 16, 2021, the Company granted options to certain directors of the Company to purchase a total of 70,000 shares of the Company’s common stock with an exercise price of $1.00 and vesting on the earlier of the one year anniversary of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is July 16, 2021.

Option granted in fiscal year 2020

On December 2, 2019, 22,250 shares of common stock previously granted to a director of the Company in the form of a stock option were cancelled upon the resignation of the director from the board of directors.

On December 6, 2019, the Company granted 10,000 shares of common stock to a director of the Company in the form of a stock option valued at $24. The exercise price per share is $2.65 and the stock options expire on December 6, 2029. The shares vest 1/24th monthly over a period of two years from the grant date.

On December 6, 2019, the Company granted 40,000 shares of common stock to a director of the Company in the form of a stock option valued at $98. The exercise price per share is $2.65 and the stock options expire on December 6, 2029. The shares vest 1/48th monthly over a period of four years from the grant date.

On January 1, 2020, the Company granted 24,000 shares of common stock to a consultant in the form of a stock option valued at $68 in connection with the Company further amending and restating the consultant’s prior amended and restated Consulting Agreement dated as of August 17, 2018. The exercise price per share is $2.12 and the stock options expire on December 13, 2029. The shares vest 1/48th monthly over a period of four years, beginning on January 31, 2020 and on the last day of each month thereafter.

Option forfeited in fiscal year 2021

On July 20, 2021, a member of the Company’s Board of Directors (the “Participant”) ceased to be a service provider to the Company upon his death. Effective immediately, the Participant forfeited 177,750 unvested stock options. In accordance with the Company’s stock option plan, the Participant’s estate may exercise up to 23,750 vested stock options prior to July 20, 2022, at which time all unexercised options will be forfeited.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year Ended	Year Ended
	August 31,	August 31,
	2021	2020
Expected term	5 years	5 years
Expected average volatility	151 - 157%	155%
Expected dividend yield	-	-
Risk-free interest rate	0.36 - 0.79%	1.67%

During the year ended August 31, 2021, the Company granted 2,755,100 options valued at $5,760. During the year ended August 31, 2021, the Company recognized stock option expense of $1,497, of which $1,340 was to related parties, and as of August 31, 2021, $4,263 remains unamortized, of which $3,664 is with related parties. The intrinsic value of the 2,859,184 options outstanding as of August 31, 2021 is $37.

During the year ended August 31, 2020, the Company granted 74,000 options valued at $190. During the year ended August 31, 2020, $336 was expensed, of which $289 was to related parties, and as of August 31, 2020, $409 remained unamortized, of which $318 is with related parties. The intrinsic value of the 281,834 options outstanding as of August 31, 2020, is $0.

The following is a summary of stock option activity during the years ended August 31, 2021, and 2020:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2019	234,000	$3.88	9.78
Granted	74,000	2.48	10.00
Exercised	-	-	-
Forfeited/canceled	(26,166)	(3.31)	(9.58)
Outstanding, August 31, 2020	281,834	$3.57	8.90
Granted	2,755,100	2.28	10.00
Exercised	-	-	-
Forfeited/canceled	(177,750)	(2.57)	(8.33)
Outstanding, August 31, 2021	2,859,184	$2.39	9.27

Exercisable options, August 31, 2021	292,666	$3.29	7.75

NOTE 5 - INCOME TAXES

The Company has not made provision for income taxes for the years ended August 31, 2021, and 2020, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of August 31, 2021. The Company has incurred a net operating loss of $14,465, the net operating loss carry forwards will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act includes numerous changes to tax laws impacting business, the most significant being a permanent reduction in the federal corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

Net deferred tax assets consist of the following components as of:

	August 31,	August 31,
	2021	2020
NOL Carryover	$(3,038)	$(1,798)
Valuation allowance	3,038	1,798
Net deferred tax asset	$-	$-

NOTE 6 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 as an intangible asset at a value of $2,039 as of August 31, 2021 and 2020.

The amount capitalized consisted of a $1,500 payment and the fair value of 61,297 shares of common stock of $539. During the year ended August 31, 2021, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 7 - LEASE

The following summarizes right-of use asset and lease information about the Company’s operating lease as of August 31, 2021:

August 31,
2021
Lease costs
Operating lease costs	$7

Other information
Cash paid for operating cash flows from operating leases	$2
Right-of-use assets obtained in exchange for new operating lease liability	$97

Weighted-average remaining lease term — operating lease (year)	3.00
Weighted-average discount rate — operating lease	3.00%

Future minimum lease payments under the operating lease liability has non-cancelable lease payments at August 31, 2021 as follows:

Total
Year Ended August 31,
2022	30
2023	34
2024	35
Thereafter	-
99
Less: Imputed interest	(4)
Operating lease liabilities	95

Operating lease liability - current	28
Operating lease liability - non-current	$67

NOTE 8 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of August 31, 2021 as follows:

•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.

•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

•

Our principal executive office is currently located at 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075, USA. Additionally, we have a European office located at 29 Fitzwilliam Street Upper, Dublin 2 Ireland which serves as administrative space for managing our Irish subsidiary: Trinity Reliant Ventures, Ltd (Ireland). Our United Kingdom subsidiary, Artelo Biosciences Limited maintains an office at the biohub located at Mereside, Alderly Park, Alderly Edge, Cheshire, SK10 4TG, UK. We do not currently own any properties, laboratories, or manufacturing facilities. The leases for the subsidiaries’ office spaces are month-to-month.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to August 31, 2021, the Company issued an aggregate of 17,774,310 shares of common stock under the ATM offering at an average price of $1.06 per common share for net proceeds of $18,262.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of August 31, 2021, based on the COSO framework criteria, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended August 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in the Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Name	Position Held with the Company	Date first appointed	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 3, 2017	58
Connie Matsui(1)(3)	Director, Chairperson of the Board	May 2, 2017	67
Steven Kelly(1)(3)	Director	May 2, 2017	56
Douglas Blayney, M.D.(2)	Director	July 31, 2017	71
R. Martin Emanuele, Ph D.(2)	Director	September 20, 2017	67
John Beck(4)(5)	Director	December 6, 2019	60
Greg Reyes, M.D., Ph D.(3)	Director	November 30, 2020	57
Tamara A. Seymour(1)	Director	March 3, 2021	63

_______________

(1)	Member of the audit committee
(2)	Member of the corporate governance and nominating committee
(3)	Member of the compensation committee
(4)	Director and member of the audit committee through July 20, 2021
(5)	Mr. Beck passed away unexpectedly on July 20, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Directors

Gregory D. Gorgas was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our Company on April 3, 2017. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast Therapeutics raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately-held company he co-founded, that applies proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. Mr. Gorgas currently serves on the advisory board at Klotho Therapeutics. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

We believe that Mr. Gorgas’ professional background and experience in the biotechnology industry and assisting companies in financing efforts give him the qualifications and skills necessary to serve as an officer and director of our Company.

Connie Matsui has served as our Chair of the Board of Directors since May 2017. She brings to her role over 16 years of general management experience in the biotechnology industry. Ms. Matsui retired from Biogen Idec in January 2009 as Executive Vice President, Knowledge and Innovation Networks. She served as an Executive Committee member at both Biogen Idec and IDEC Pharmaceuticals, a predecessor of Biogen Idec. Among the major roles she held after joining IDEC in November 1992 were: Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning; Collaboration Chair for the late stage development and commercialization of rituximab (tradenames: Rituxan®, MabThera®) in partnership with Roche and Genentech; and Project Leader for Zevalin®, the first radioimmunotherapy approved by the FDA. Prior to entering the biotechnology industry, Ms. Matsui worked for Wells Fargo Bank in general management, marketing and human resources. Ms. Matsui currently serves as the Chair of the Board at Halozyme and has been active on a number of not-for-profit boards. She was National President/Board Chair of the Girl Scouts of the USA from 1999 to 2002. Ms. Matsui earned BA and MBA degrees from Stanford University.

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

Douglas Blayney, M.D. was elected to our Board on July 31, 2017. Dr. Blayney is a Professor of Medicine at Stanford University and former Medical Director of Stanford Cancer Center. Dr. Blayney is a past president of the American Society of Clinical Oncology (ASCO) and a founder of the ASCO Quality Symposium. He was previously a Professor of Internal Medicine and Medical Director of the Comprehensive Cancer Center at the University of Michigan, and prior to that practiced and led Wilshire Oncology Medical Group, Inc. a physician owned multidisciplinary oncology practice in southern California. Dr. Blayney served on the Food and Drug Administration’s Oncologic Drugs Advisory Committee and is Founding Editor-in-Chief and Editor-in-Chief Emeritus of ASCO’s Journal of Oncology Practice. He has over 70 scientific publications with expertise on clinical trial development, use of oncology drugs in clinical practice, and information technology use. Dr. Blayney earned a degree in electrical engineering from Stanford, is a graduate of the University of California, San Diego School of Medicine, and received post graduate training at UCSD and at the National Cancer Institute in Bethesda, Maryland.

We believe that Dr. Blayney’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

R. Martin Emanuele, Ph.D. was elected to our Board on September 20, 2017. Dr. Emanuele is currently co-founder and Chief Operating Officer of Visgenx. Inc, a private bio-pharmaceutical company. From May 2011 to October 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc. From April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., and leading provider of dialysis and other healthcare services in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and CEO of SynthRx, Inc. a private bio-pharmaceutical company that was acquired by Mast Therapeutics (Savara, Inc) in April 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately-held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Corporate Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a Ph.D. in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a BS in biology from Colorado State University. He also holds an MBA with an emphasis in healthcare and pharmaceutical management from the University of Colorado.

We believe that Dr. Emanuele’s professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Gregory Reyes, M.D., Ph.D., was elected to our Board on November 30, 2020. Dr. Reyes has served as a Pharmaceutical and Biotech Industry Advisor and Consultant to various companies from June 2016 to present. Dr. Reyes has also served as the Co-Founder of OROX Biosciences, Inc. from June 2017 to present. Prior to that, Dr. Reyes served as the Senior Vice President, Drug Discovery & San Diego Site Head, overseeing drug discovery at Celgene from June 2011 to June 2016. Prior to that, Dr. Reyes served as Senior Vice President & San Diego Site Head, leading the oncology franchise at Biogen Idec from October 2008 to June 2011. Dr. Reyes currently serves as advisor to Cancer Research UK’s New Agents Committee and previously served on NIH’s National Advisory General Medical Sciences Council, and the Standing Review Committee for the Research Centers in Minority Institutions, National Center for Research Resources. Dr. Reyes obtained his M.D. and Ph.D. at The Johns Hopkins School of Medicine and trained in medicine at Stanford University Hospital. Dr. Reyes received his bachelor’s degree in Biology from the University of California, Santa Cruz.

We believe that Dr. Reyes’ professional background experience gives him the qualifications and skills necessary to serve as a director of our Company.

Tamara A. Seymour was elected to our Board on March 5, 2021. Ms. Seymour serves as a member of the board of directors and audit committee chair of Kintara Therapeutics, Inc. and KemPharm, Inc. She served as Interim Chief Financial Officer of Immunic, Inc., clinical-stage drug development company in 2019. She was Chief Financial Officer of Signal Genetics, Inc., a publicly traded molecular diagnostics company, from 2014 to 2017. She served as Chief Financial Officer of HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014. From 2001 to 2009, she served as Chief Financial Officer of Favrille, Inc., a publicly traded clinical-stage drug development company. Ms. Seymour has also served as consulting chief financial officer for a number of biotechnology companies, served as Director of Finance and Controller of Agouron Pharmaceuticals, Inc. (now Pfizer, Inc.) and spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP, including three years as audit manager. Ms. Seymour is a Certified Public Accountant (inactive). She received an MBA, emphasis in Finance, from Georgia State University, and a bachelor’s degree in Business Administration, emphasis in Accounting, from Valdosta State University. Ms. Seymour also participated in an executive management program at Kellogg Graduate School of Management at Northwestern University.

We believe that Ms. Seymour’s professional background and experience gives her the qualifications and skills necessary to serve as a director of our Company.

John W. Beck was elected to our Board on December 6, 2019. Mr. Beck, age 60, and served as a board member until his passing in July 2020. He served as the Senior Vice President and Chief Financial Officer at Ritter Pharmaceuticals, Inc., a publicly traded pharmaceutical company, since May 2018 until its acquisition by Qualigen Pharmaceuticals Inc in May 2020. From 2008 until its acquisition by AstraZeneca in 2012, Mr. Beck, served first as a board member and later as Chief Financial Officer and Senior Vice President of finance & operations of Ardea Biosciences Inc. (“Ardea”). Before joining Ardea, Mr. Beck spent 10 years with Metabasis Therapeutics Inc., as a Co-Founder and its Chief Financial Officer. Mr. Beck also serves as a board member and advisor to August Therapeutics, Inc., a San Diego California-based company developing non-systemic therapeutics to treat disordered eating and obesity, and Pinnacle Medical Holdings, LLC, a Denver Colorado-based physician-led network of health-care providers, which was acquired by OnPoint Medical Group, LLC in August 2017.

Executive Officers

Gregory D. Gorgas. Please see biography in “Directors” section above.

Board Meetings

Since August 31, 2020, our Board has met five times on September 18, 2020, December 4, 2020, March 5, 2021, June 4, 2021, and September 17, 2021, of which all directors attended a minimum of 75% of the meetings.

Audit Committee

Our audit committee is currently comprised of Tamara A. Seymour, Steven Kelly, and Connie Matsui. Ms. Seymour, serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). Our Board has also determined that Ms. Seymour is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee will include, among other things:

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

Compensation Committee

Our compensation committee is currently comprised of Steven Kelly and Dr. Greg Reyes. Mr. Kelly serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of Nasdaq. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee will include, among other things:

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

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is currently comprised of Douglas Blayney, M.D., and R. Martin Emanuele, Ph.D and Connie Matsui. Dr. Blayney serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of Nasdaq listing standards. The responsibilities of our nominating and corporate governance committee will include, among other things:

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

Delinquent Section 16(a) Reports

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended August 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with except for the late filings of a Form 4 on July 26, 2021 for each outside director that received an automatic grant of options upon being re-elected to the board at the annual meeting on July 16, 2021 due to an administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory D. Gorgas
President, CEO, CFO,	2021	415,333	210,375		-	2,840,064	-	-	5,831	3,471,603
Secretary, Treasurer and Director	2020	430,961	150,480	*	-	-	-	-	-	581,441

*Bonus was paid in October 2020.

Outstanding Equity Awards at Fiscal Year-End

As of August 31, 2021, there was an option to purchase 1,484,600 shares of our common stock held by our named executive officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)
Gregory D. Gorgas President, CEO, CFO, Secretary, Treasurer and Director	37,512	37,488		$1.99	August 29, 2029
	-	834,500		$2.66	February 12, 2031
	-	575,100	-	$1.52	March 5, 2031	-	-	-	-

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

Pursuant to the Employment Agreement, Mr. Gorgas will receive a base salary of $425,000 per year, less applicable withholdings, and he will be eligible to earn an annual target bonus of up to 50% of his base salary upon achievement of performance objectives to be determined by the Company’s board of directors or its compensation committee. Mr. Gorgas is also eligible to participate in any employee benefit plans sponsored by us.

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

On March 5, 2021, the Company granted an option to the Company’s president to purchase a total of 575,100 shares of the Company’s common stock with an exercise price of $1.52 and vesting as follows: 25% shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date, subject to our president’s continued services to the Company.

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

Director Compensation

The following table shows the compensation earned by persons who served on our Board of Directors during the fiscal year ended August 31, 2021, who are not one of our Named Executive Officers.

We granted stock options to purchase a total of 925,500 shares of common stock to our directors during the year ended August 31, 2021

	Fees
	Earned			Non-Equity	Nonqualified	All
	or Paid		Option	Incentive Plan	Deferred	Other
	in Cash	Stock	Awards	Compensation	Compensation	Compensation	Total
Name	($)	Awards ($)	($)(1)	($)	Earnings ($)	($)	($)

Connie Matsui	86,351	-	398,406	-	-	-	484,757
Douglas Blayney	41,366	-	349,306	-	-	-	390,672
Gregory R. Reyes	25,555	-	76,346	-	-	-	101,901
Martin Emanuele	26,579	-	303,246	-	-	-	329,825
Steven Kelly	66,090	-	361,806	-	-	-	427,896
Tamara Seymour	19,896	-	51,162	-	-	-	71,058
John Beck	37,965	-	354,486	-	-	-	392,451

(1) In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for stock options is measured based on the Black-Scholes Model. Refer to Note 4 – Equity in the Company’s consolidated financial statements for the year ended August 31, 2021.

Non-Employee Director Compensation Policy

Effective February 12, 2021, after reviewing data provided by F.W. Cook, an independent compensation consultant, the Company adopted an Outside Director Compensation Policy which provides that each outside director is entitled to receive the following cash compensation for their services:

•	$30,000 per year for service as a member of the board of directors;

•	$25,000 per year additionally for service as chairperson of the board;

•	$15,000 per year additionally for service as chairperson of the audit committee;

•	$7,500 per year additionally for service as an audit committee member;

•	$12,000 per year additionally for service as chairperson of the compensation committee;

•	$4,000 per year additionally for service as a compensation committee member;

•	$8,000 per year additionally for service as chairperson of the nominating and corporate governance committee;

•	$4,000 per year additionally for service as a nominating and corporate governance committee member;

All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.

In addition, the Outside Director Compensation Policy provides that new non-employee directors receive, upon becoming a non-employee director, an initial award of stock options to purchase 30,000 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the first trading date on or after the date on which such individual first becomes a non-employee director. The initial award shall vest in three (3) equal installments on each anniversary of the date the applicable non-employee director’s service commenced, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date.

Our outside director compensation policy also provides for an annual award to continuing non-employee directors who have served as a non-employee director for at least six (6) months on the date of each annual meeting of stockholders, provided that the board may make exceptions to this requirement, of stock options to purchase 10,000 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the date of each annual meeting. The annual award shall vest on the earlier of the one-year anniversary of the date the annual award is granted, or the day prior to the date of the annual meeting next following the date the annual award is granted, in each case, subject to the non-employee director continuing to be a service provider through the applicable vesting date.

We also reimburse our directors for expenses associated with attending meetings of our board of directors and committees of our board of directors. Directors who are also our employees receive no additional compensation for their service as a director.

Our outside director compensation policy further provides that in any given fiscal year, a non-employee director may not receive cash compensation and equity awards with an aggregate value greater than $750,000 (determined in accordance with accounting principles generally accepted in the United States of America). Any cash compensation paid or awards granted to an individual for his or her services as an employee or a consultant (other than as a non-employee director) will not count for purposes of this limitation.

Equity grants to our non-employee directors provide that in the event of a merger or change in control, each outstanding equity award granted held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse, and with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable.

On November 30, 2020, the Company appointed a new director and granted 120,000 options of the Company’s common stock vesting monthly over a four-year period for his service on the Board at exercise price of $0.6035, expiring ten years after grant date. The director will be eligible for equity award grants on the same terms as other non-employee members of the Board.

On February 12, 2021, the Company granted options to certain directors of the Company directors to purchase a total of 705,500 shares of the Company’s common stock with an exercise price of $2.66 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our directors’ continued service to the Company.

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

On July 16, 2021, the Company granted options to certain directors of the Company to purchase a total of 70,000 shares of the Company’s common stock with an exercise price of $1.00 and vesting on the earlier of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is July 16, 2021.

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

Authorized Shares. A total of 3,548,738 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 2,859,184 shares of common stock are issued and outstanding August 31, 2021.

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

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2021, we granted stock options to purchase a total of 2,755,100 shares of common stock.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2021, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 5, 2021, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

		Number of Shares
		Subject to	Total Shares
	Number of	Options Exercisable	Beneficially Owned
Name and Address of Beneficial Owner	Shares Held	within 60 Days	Number	%
Directors and Named Executive Officers
Gregory D. Gorgas(1)	270,676	63,874	334,550	*
Connie Matsui(2)	56,667	26,500	83,167	*
Steven Kelly(3)	12,500	22,250	34,750	*
Douglas Blayney, M.D. (4)	12,500	18,000	30,500	*
R. Martin Emanuele, Ph.D.(5)	12,500	28,236	40,736	*
John W. Beck (6)	-	23,750	23,750	*
Gregory R. Reyes M.D., Ph.D. (7)	-	30,000	30,000	*
Tamara A. Seymour	-	-	-

All Current Directors and Executive Officers as a Group	364,843	212,610	577,453	1.37%

5% Stockholders
None

*	Less than 1%
(1)

Consists of 270,676 shares held by Gregory D. Gorgas, option to purchase 63,874 shares of common stock and warrants to purchase 20,110 shares of common stock that are exercisable within 60 days of November 5, 2021.

(2)	Consists of 56,667 shares held by Connie Matsui and option to purchase 26,500 shares of common stock that are exercisable within 60 days of November 5, 2021.
(3)	Consists of 12,500 shares held by Steven Kelly and option to purchase 22,250 shares of common stock that are exercisable within 60 days of November 5, 2021.
(4)	Consists of 12,500 shares held by Douglas Blayney and option to purchase 18,000 shares of common stock that are exercisable within 60 days of November 5, 2021.
(5)	Consists of 12,500 shares held by R. Marty Emanuele and option to purchase 28,236 shares of common stock that are exercisable within 60 days of November 5, 2021.
(6)	Consists of option to purchase 23,750 shares of common stock that are exercisable within 60 days of November 5, 2021.
(7)	Consists of option to purchase 30,000 shares of common stock that are exercisable within 60 days of November 5, 2021.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2021. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan	2,859,184	$2.39	689,554
Equity compensation plans not approved by security holders	-	-
Total	2,859,184	$2.39	689,554

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

On May 12, 2021, the Company entered into a lease arrangement for office space with Beckman/Lomas LLC, an entity controlled by a close family member of a director (see Note 7 in the consolidated financial statements for the year ended August 31, 2021). During the term of the thirty-nine (39) month lease, the Company will make $102,511 in payments, in thirty-six (36)  monthly installments.

Director Independence

Our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Ms. Matsui, Dr. Blayney, Mr. Kelly, Dr. Emanuele, Dr. Reyes and Ms. Seymour representing six of our seven directors, are “independent directors” as defined under the rules of the Nasdaq Capital Market. Mr. Gorgas is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2021, and for fiscal year ended August 31, 2020, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended August 31, 2021	Year Ended August 31, 2020

Audit Fees	$75,000	$54,000
Audit-Related Fees	54,000	29,102
Tax Fees	4,000	4,000
All Other Fees	-	-
Total Fees	$133,000	$87,102

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
1.1	Form of Underwriting Agreement	S-1/A	333-249083	10/6/2020
3.1	Articles of Incorporation	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Certificate of Change.				*
3.5	Bylaws	S-1	333-199213	10/8/2014
3.6	Amendment to the Bylaws				*
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

ARTELO BIOSCIENCES, INC.

Dated: November 29, 2021	By:	/s/ Gregory D. Gorgas
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

Dated: November 29, 2021	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: November 29, 2021	/s/ Connie Matsui
Connie Matsui
Director

Dated: November 29, 2021	/s/ Steven Kelly
Steven Kelly
Director

Dated: November 29, 2021	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: November 29, 2021	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: November 29, 2021	/s/ Greg Reyes
Greg Reyes
Director

Dated: November 29, 2021	/s/ Tamara A. Seymour
Tamara A. Seymour
Director

