Form 10-Q
period 2021-11-30
ARTELO BIOSCIENCES, INC.
filed 2022-01-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021

or

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

42,301,013 shares of common stock issued and outstanding as of January 10, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	November 30,	August 31,
	2021	2021

ASSETS
Current Assets
Cash and cash equivalents	$14,047	$6,629
Marketable securities	10,794	3,436
Prepaid expenses and other current assets	514	252
Total Current Assets	25,355	10,317
Intangible asset	2,039	2,039
Marketable securities – non-current	1,524	-
Operating lease right-of-use asset	83	90
Prepaid expenses and deposit	3	189
TOTAL ASSETS	$29,004	$12,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$590	$471
Due to related parties	38	27
Operating lease liability - current portion	31	28
Total Current Liabilities	659	526

Operating lease liability	59	67
TOTAL LIABILITIES	718	593

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized,
0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized,
42,301,013 and 24,526,703 shares issued and outstanding, respectively	42	25
Additional paid-in capital	47,718	28,902
Accumulated deficit	(19,451)	(16,903)
Accumulated other comprehensive (loss) income	(23)	18
Total Stockholders’ Equity	28,286	12,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,004	$12,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	November 30,
	2021	2020

OPERATING EXPENSES
General and administrative	$1,279	$841
Research and development	1,273	595
Total Operating Expenses	2,552	1,436

Loss from Operations	(2,552)	(1,436)

OTHER INCOME
Interest income	1	1
Net change in fair value of marketable securities	3	-
Total other income	4	1

Provision for income taxes	-	-

NET LOSS	$(2,548)	$(1,435)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(41)	(16)
Total Other Comprehensive Loss	(41)	(16)

TOTAL COMPREHENSIVE LOSS	$(2,589)	$(1,451)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.14)

Basic and Diluted Weighted Average Common Shares Outstanding	30,440,665	10,218,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(loss)	Total

Balance, August 31, 2021	24,527	$25	$28,902	$(16,903)	$18	$12,042

Common shares issued for cash, net of share issuance costs	17,774	17	18,245	-	-	18,262
Stock option expense	-	-	571	-	-	571
Net loss for the period	-	-	-	(2,548)	-	(2,548)
Foreign currency translation adjustments	-	-	-	-	(41)	(41)
Balance, November 30, 2021	42,301	$42	$47,718	$(19,451)	$(23)	$28,286

	Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(loss)	Total

Balance, August 31, 2020	4,991	$5	$13,272	$(9,466)	$64	$3,875

Common shares issued for cash, net of share issuance costs	10,120	10	6,568	-	-	6,578
Common shares issued for services - officers	-	-	11	-	-	11
Stock option expense	-	-	41	-	-	41
Net loss for the period	-	-	-	(1,435)	-	(1,435)
Foreign currency translation adjustments	-	-	-	-	(16)	(16)
Balance, November 30, 2020	15,111	$15	$19,892	$(10,901)	$48	$9,054

The accompanying notes are an integral part of these unaudited financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,548)	$(1,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	571	51
Net change in fair value of marketable securities	(3)	-
Non-cash lease expenses	7	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91)	82
Accounts payable and accrued liabilities	132	(32)
Due to related parties	11	14
Fixed cash payments related to operating lease	(5)	-
Net cash used in operating activities	(1,926)	(1,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(10,758)	-
Proceeds from disposition of marketable securities	1,880	-
Net cash used in investing activities	(8,878)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	18,262	6,579
Advance from related parties	-	1
Repayments to related parties	-	(1)
Net cash provided by financing activities	18,262	6,579

Effect of exchange rate changes on cash	(40)	(12)

Net change in cash and cash equivalents	7,418	5,247
Cash and cash equivalents - beginning of period	6,629	2,142
Cash and cash equivalents - end of period	$14,047	$7,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

November 30, 2021

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

The Company registered wholly-owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, and in the UK, Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a wholly-owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Change in fiscal year

On September 17, 2021, the Company’s Board of Directors approved a change to the Company’s fiscal year end from August 31 to December 31. The Company’s next fiscal year will begin on January 1, 2022, and end on December 31, 2022. The Company expects to file a transition report under Rules 13a-10 or 15d-10 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) in early 2022.

COVID-19

As the COVID-19 pandemic is still evolving at this time and much of its impact remains unknown, the Company is not able to predict the impact it may have on the development of its product candidates and business. The severity of the COVID-19 pandemic could also negatively impact the Company’s access to its existing supply chain by delaying the delivery of key raw materials used in its product candidates and therefore delay the delivery of such products for use in its clinical trials. Any of these results could have a materially adverse impact to our business.

Liquidity

The Company has incurred losses for the past several years and a net loss of $2,548 during the three months ended November 30, 2021. During the three months ended November 30, 2021, we completed an offering for net proceeds of approximately $18,262, which substantially increased our cash and cash equivalents and improved our working capital position. Consequently, our existing cash resources and cash received from the public offering are expected to provide sufficient funds to carry out our planned operations into the second half of 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2021, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2021, contained in the Company’s Form 10-K filed on November 29, 2021.

Reclassifications

For the three months ended November 30, 2020, the Company has reclassified professional fees of $445 to general and administrative expenses to conform with current period presentation. As of August 31, 2021, the Company has reclassified accounts payable and accrued liabilities of $22 due to related parties to conform with current period presentation.

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

For the three months ended November 30, 2021, and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	November 30,
	2021	2020
Stock options	2,859,184	401,834
Warrants	4,433,412	12,454,937
	7,292,596	12,856,771

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of November 30, 2021, was approximately $13,547. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. The marketable securities held by the Company, classified as trading securities, had an outstanding balance of $12,318 and $3,436 as of November 30, 2021, and August 31, 2021, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of November 30, 2021, and August 31, 2021:

	November 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$10,087	$-	$10,087
Asset-backed securities	-	406	-	406
Corporate debt securities	-	301	-	301
US treasury	-	1,524	-	1,524
	-	12,318	-	12,318

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$2,724	$-	$2,724
Asset-backed securities	-	409	-	409
Corporate debt securities	-	303	-	303
	-	3,436	-	3,436

Recent Accounting Pronouncement

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The standard must be adopted for year ends beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt the standard on January 1, 2022, and does not expect the adoption of this standard to have any material impact on its financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2021, and 2020, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $15, of which $5 was outstanding, as of November 30, 2021, and August 31, 2021.

During the three months ended November 30, 2021, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $35, of which $13 was outstanding as of November 30, 2021.

During the three months ended November 30, 2021, a company controlled by a director of a subsidiary of the Company provided professional services totaling $26, of which $20 was outstanding as of November 30, 2021.

NOTE 4 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the proprietary therapeutic compound ART27.13, formerly known as NEO1940 as an intangible asset at a value of $2,039 as of November 30, 2021, and August 31, 2021.

The amount capitalized consisted of a $1,500 payment and the fair value of 61,297 shares of common stock of $539. During the three months ended November 30, 2021, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the three months ended November 30, 2021, there were no issuances of preferred stock.

Common Shares

The Company has authorized 750,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the three months ended November 30, 2021, the Company issued 17,774,310 shares of common stock at an average price of $1.06 per share in connection with the Company’s at-the-market equity program for proceeds, net of commission and fees, of $18,262. The agent of the program was entitled to compensation at a commission rate of 3.0% of the gross sales price per sold share of common stock.

Warrants

A summary of activity during the three months ended November 30, 2021, follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2021	4,433,412	$4.63	3.16
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, November 30, 2021	4,433,412	$4.63	2.92

The intrinsic value of the warrants as of November 30, 2021, is $0. All of the outstanding warrants are exercisable as of November 30, 2021.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On September 1, 2021, the Amended and Restated 2018 Equity Plan (the “Plan”) was increased to permit the issuance of an additional 3,674,097 shares of common stock. As of November 30, 2021, the Plan permits the Company to issue up to 7,222,835 shares of common stock awards of which 4,363,651 is available to be issued.

During the three months ended November 30, 2021, the Company recognized stock option expense of $571, of which $525 was to related parties, and as of November 30, 2021, $3,682 remains unamortized, of which $3,131 is with related parties. The intrinsic value of the 2,859,184 options outstanding as of November 30, 2021, is $3.

The following is a summary of stock option activity during the three months ended November 30, 2021:

	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2021	2,859,184	$2.39	9.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, November 30, 2021	2,859,184	$2.39	9.02

Exercisable options, November 30, 2021	317,257	$3.23	7.59

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of November 30, 2021, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, US. Additionally, we have offices in Dublin, Ireland and outside Manchester, UK, which serve as administrative spaces for managing our subsidiaries Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. All leases for our office space, other than for the principal executive office, are month-to-month.

NOTE 7 – SUBSEQUENT EVENTS

On December 1, 2021, the Company granted 794,800 options with an exercise price of $0.63, with a term of ten (10) years to exercise from grant date, to employees, directors and consultants of the Company, of which 257,800 were issued to related parties. Options issued to non-employees vest 33% of shares on the one-year anniversary of vesting commencement date, and the balance of the unvested shares shall vest ratably each month thereafter for a 24-month period, on the first day of each such month. Commencing on the grant date, options issued to employees vest 25% of shares on December 1, 2022, and the balance of the unvested shares shall vest ratably each month thereafter for a 36-month period, on the first day of each such month.

On December 3, 2021, the Company granted an option to the Company’s principal executive officer to purchase 1,355,000 shares of the Company’s common stock, with an exercise price of $0.63, with a term of ten (10) years to exercise from grant date, under the Company’s 2018 Equity Incentive Plan. Commencing on the grant date, options issued and vest as follows: 25% of the shares subject to the option shall vest on December 3, 2022, and the balance of the unvested shares shall vest ratably each month thereafter for a 36-month period, on the third day of each such month.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	the ability of any current and future funding to meet our capital requirements;
•	the expected timing of the initiation and completion of our clinical studies;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
•	any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the US and in non-US countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to regain compliance with applicable stock exchange listing requirements;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, “Risk Factors,” and Item 7 under “Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. As a result of these factors, we cannot assure you that the forward-looking statements will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our unaudited financial statements are stated in United States Dollars (“USD”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in USD and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly-owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada, unless otherwise indicated.

General Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in San Diego County, California. We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body. Our board of directors and management team are highly experienced and have a successful history of development, regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action, and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a cannabinoid agonist G protein-coupled receptor (“GPCR”) targeting synthetic small molecule program, ART27.13, as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated CAReS (Cancer Appetite Recovery Study). Our second program, ART26.12 is a small molecule platform of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), being studied both as a cancer therapeutic and in anxiety-related disorders, including post-traumatic stress disorder. In addition, we are also advancing ART12.11, our patented solid-state composition of cannabidiol (“CBD cocrystal”). The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program, ART27.13, is being developed for cancer-related anorexia. ART27.13 and is a peripherally-restricted high-potency dual CB1 and CB2 receptor full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare in June 2019. In Phase 1 single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with UK, US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time and we expect to communicate clinical results from the first phase of CAReS by the end of the first quarter 2022. At present we do not foresee ongoing significant impacts due to COVID-19; however, we are aware the situation could change and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath.

Our second in-licensed program is a platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”), which we have designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be highly specific and potent small molecule inhibitors of FABP5. In addition to its potential as a synthetic endocannabinoid modulator, FABP5 plays an important role in lipid signaling and is believed to be an attractive target for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”), and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. While anxiety, pain, and inflammation are in early research stage, the potential use in treating cancer is our current focus. The program is in the beginning stages of regulatory-enabling studies. We anticipate clinical studies in cancer could begin in early 2023 depending, in part, on the ongoing impact of the COVID-19 pandemic and the ability of selected contract research organizations to perform required studies. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in the invention of ART12.11, a proprietary cocrystal composition of cannabidiol (“CBD”). The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent and improved bioavailability and may ultimately lead to improved safety and efficacy.

Presently, we have one US patent, one US patent application, and two foreign patent applications directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and are expected to provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat cancer, Inflammatory Bowel Disease (“IBD”), PTSD, and other potential indications.

We are developing our product candidates in accordance with traditional federally regulated drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the US Food and Drug Administration (the “FDA”). Our management team has experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we expect to retain rights to internally develop and commercialize products; however, we may seek collaborations with partners in the biopharmaceutical industry when that strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic Cannabinoid Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitors	Prostate cancer and Breast cancer and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other potential indications including cancer	Pre-clinical	IBD: $7 billion PTSD: $7 billion

Background

The ECS is composed of cannabinoid receptors, endogenous receptor ligands (“endocannabinoids”) and their associated transporter mechanisms, as well as enzymes responsible for the synthesis and degradation of endocannabinoids and has emerged as a considerable target for pharmacotherapy approaches of numerous human diseases. As a widespread modulatory and lipid-signaling system, the ECS plays important roles in the CNS, development, synaptic plasticity, and the response to endogenous and environmental factors.

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

Results of Operations

The following summary of our results of operations, for the three months ended November 30, 2021, and 2020, should be read in conjunction with our interim unaudited financial statements, as included in this Form 10-Q and our audited financial statements for the year ended August 31, 2021, as included in Form 10-K filed with the SEC on November 29, 2021.

We do not have any revenue. We classify our operating expenses into research and development, and general and administrative expenses. Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of costs incurred in research and development partnerships, preliminary studies, development of potential intellectual property, and research initiatives.

The following table provides selected financial data as of November 30, 2021, and August 31, 2021.

	November 30,	August 31,
	2021	2021	Change
(In thousands)
Cash	$14,047	$6,629	$7,418
Total Assets	$29,004	$12,635	$16,369
Total Liabilities	$718	$593	$125
Stockholders’ Equity	$28,286	$12,042	$16,244

Balance Sheet Data

The increase in cash was primarily due to issuance of common stock in connection with the Company’s at-the-market equity program during the three months ended November 30, 2021.

For the Three Months Ended November 30, 2021, Compared to the Three Months Ended November 30, 2020

	Three months ended
	November 30,
(In thousands)	2021	2020	Change
Operating Expenses
General and administrative expense	$1,279	$841	$438
Research and development	1,273	595	678
Total Operating Expenses	2,552	1,436	1,116
Loss from Operations	(2,552)	(1,436)	(1,116)
Other income	4	1	3
Net Loss	$(2,548)	$(1,435)	$(1,113)

We have not generated any revenues since inception through November 30, 2021.

Our operating expenses, for the three months ended November 30, 2021, was $2.552 million compared to $1.436 million for the same period in 2020. Our operating expenses were the result of research and development, and general and administrative expenses, including professional fees for ongoing regulatory requirements. The increase in general and administrative expenses and research and development expenses were primarily due to increases in payroll and director compensation including stock-based compensation and an increase in subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $2.548 million and $1.435 million for the three months ended November 30, 2021, and 2020, respectively. As of November 30, 2021, we had cash and cash equivalents of $14.047 million and marketable securities of $12.318 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of November 30, 2021, we had an accumulated deficit of $19.451 million and working capital of $24.696 million. During the three months ended November 30, 2021, the Company issued 17,774,310 shares of common stock at an average price of $1.06 per share in connection with the Company’s at-the-market equity program for proceeds, net of commission and fees, of $18.262 million. We believe our cash and cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2023.

Working Capital

	November 30,	August 31,
(In thousands)	2021	2021	Change
Current Assets	$25,355	$10,317	$15,038
Current Liabilities	659	526	133
Working Capital	$24,696	$9,791	$14,905

Cash Flows

	Three months ended
	November 30,
(In thousands)	2021	2020	Change
Cash Flows used in operating activities	$(1,926)	$(1,320)	$(606)
Cash Flows used in investing activities	(8,878)	-	(8,878)
Cash Flows provided by financing activities	18,262	6,579	11,683
Effect of exchange rate changes on cash	(40)	(12)	(28)
Net change in cash during period	$7,418	$5,247	$2,171

Our total current assets as of November 30, 2021, were $25.335 million as compared to $10.317 million as of August 31, 2021. The increase in current assets is primarily due to an increase in cash from issuance of common stock in connection with the Company’s at-the-market equity program.

Our total current liabilities as of November 30, 2021, were $0.659 million as compared to total current liabilities of $0.526 million as of August 31, 2021. The current liabilities primarily consist of accounts payable and accrued liabilities of $0.590 million and $0.471 million, as of November 30, 2021, and August 31, 2021, respectively.

We have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flows from Operating Activities

During the three months ended November 30, 2021, cash used in operating activities was $1.926 million compared to cash used in operating activities of $1.320 million during the period ended November 30, 2020. The cash used from operating activities was primarily attributed to net loss of $2.548 million offset by stock-based compensation of $0.571 million for the three months ended November 30, 2021. The cash used from operating activities was primarily attributed to net loss of $1.435 million for the three months ended November 30, 2020.

Cash Flows from Investing Activities

During the three months ended November 30, 2021, we used $10.758 million in investment in trading marketable securities and received proceeds of $1.880 million from dispositions of marketable securities held. During the three months ended November 30, 2020, we had no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended November 30, 2021, and 2020, we received net proceeds of $18.262 million and $6.579 million, respectively, from issuance of common stock and warrants, respectively.

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The standard must be adopted for year ends beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt the standard on January 1, 2022, and does not expect the adoption of this standard to have any material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•

We are currently receiving Research and Development, or R&D, tax credits from the United Kingdom (“UK”) in connection with our clinical trials being conducted in the UK. If the UK government discontinues these tax credits, or we decide to conduct our clinical trials somewhere else, our costs to develop our product candidates would increase significantly.

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

•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	Intellectual property rights do not necessarily address all potential threats.
•	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Risks Related to our Securities:

•	Our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements.
•	If we sell securities in future financings stockholders may experience immediate dilution and, as a result, our stock price may decline.
•

The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will sustain for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

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

Our current financial resources are limited. We may need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. We may raise additional funds through public or private equity offerings, debt financings, strategic partnerships or alliances, receivables or royalty financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership may be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. Debt financings may also be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates. In addition, if we raise additional funds through corporate collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to products or product candidates or grant licenses on terms that are not favorable to us. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

•

the events related to the outcome, timing and cost of meeting regulatory requirements established by the US Drug Enforcement Agency (the “DEA”), the FDA or other comparable foreign regulatory authorities;

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

We are currently receiving Research and Development (“R&D”), tax credits from the UK in connection with our clinical trials being conducted in the UK. If the UK government discontinues these tax credits, or we decide to conduct our clinical trials somewhere else, our costs to develop our product candidates would increase significantly.

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

The full impact of the COVID-19 pandemic on Artelo’s clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on Artelo’s business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the US and global economy and drug product manufacturing and supply chain may also adversely affect Artelo’s clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, mask-wearing, and similar measures, such as proof of vaccination cards (or vaccination passports), mandated booster shots, as well as business closures, travel restrictions, and stresses on healthcare systems and our clinical trial sites, Artelo’s ability to recruit participants for its clinical trials may be significantly impacted. Artelo may not be able to commence or complete its clinical trials as currently planned. Artelo also may be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or some time after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

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

Although our company was formed in 2011, our current business focus and operations in pharmaceutical development began in 2017. We do not currently have the ability to perform all the functions necessary to develop and commercialize any product candidates. The successful development of any product candidates will require us to perform a variety of functions including, but not limited to:

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

In December 2019, a novel strain of coronavirus, subsequently named SARS-CoV-2 (and which causes a disease called “COVID-19”), was reported to have surfaced in Wuhan, China, which then spread rapidly throughout the globe resulting in significant disruptions to manufacturing, supply chain, markets, and travel world-wide, especially businesses involving activities or operations in China. On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (the “WHO”) declared the COVID-19 outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a global pandemic. While the extent of the impact of the current COVID-19 pandemic and its aftermath on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 outbreak and subsequent variants could have a negative impact on our business, financial condition and operating results. Due to the global pandemic, our recruiting of clinical trial participants could also be slowed or delayed, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, including the emergence of new variants of the virus and resulting restrictions imposed by various governments, the duration of any business disruption or potential impact to our business resulting from the COVID-19 pandemic is difficult to predict and it may increase our costs or expenses.

We may experience delays in providing sufficient product for future testing of our candidates due to the ongoing supply chain limitations caused by COVID-19.

Due to current supply chain disruptions caused by COVID-19, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our drug candidates as we progress through our regulatory testing and/or approval. Should this happen, we may not be able to provide sufficient quantities of our drug candidates to complete our testing as currently planned which could delay our ability to bring an approved drug to market. Such a delay may cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product approval and financials.

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

We currently have no sales, marketing or distribution capabilities and have no experience as a company in commercializing products. If we develop internal sales, marketing and distribution organization, this would require significant capital expenditures, management resources and time, and we would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have rented offices in Solana Beach, California and a location near Manchester, United Kingdom. Our facilities could be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, fires, power shortages, nuclear,  and radiation accidents, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 global pandemic, cyber warfare, national and international conflict, terrorism, climate change, and other natural or human-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

Even if we are successful in licensing or developing research programs and/or product candidates, we or our licensors must maintain the intellectual property.

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license or develop internally. We are currently the licensee of multiple issued patents and pending patent applications and we intend to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition, we have one US patent, one US patent application, and two foreign patent applications directed to a solid-state CBD composition.

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

We plan to conduct a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess the required licenses. If we are unable to conduct research at institutions that possess the required licenses, or if those licenses are not obtained or renewed in the future, we may not be in a position to engage in or carry on research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the US or the UK, and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research and have an office, and in Ireland, where we currently have an office and a research collaboration with Trinity College Dublin.

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

Any product candidates we develop may be subject to US controlled substance laws and regulations and similar controls in territories outside the US where we are conducting research. Failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Some of our product candidates may contain controlled substances as defined in the federal Controlled Substances Act of 1970 (the “CSA”) in the US Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements that are administered and enforced by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the US Pharmaceutical products approved for use in the United States that comprise or contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances presenting the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs by licensed and DEA-registered health care providers is further restricted. For example, they may not be refilled without a new prescription.

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the US Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of Epidiolex® in the US, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, clinical material manufacturing or repackaging/relabeling in the US; however, we are subject to similar laws and regulations in the UK and other countries where we are conducting a clinical trial and have contracted for clinical material manufacturing.

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

In addition, while some may believe that large, well-funded pharmaceutical and other related businesses and industries may have material economic reasons to be in strong opposition to cannabinoid-based products, we do not believe that it is accurate. Despite the fact that several large pharmaceutical companies are already marketing FDA approved cannabinoid-based or ECS targeting therapies, it remains relatively uncommon among the global pharmaceutical giants. The pharmaceutical industry is also well-funded with a strong and experienced lobby presence at both the federal and state levels in the US as well as internationally, that surpasses financial resources of the current group of research and development companies working on product candidates that modulate the endocannabinoid system. Any effort the pharmaceutical lobby could or might undertake to halt or delay the development of cannabinoid-based products could have a detrimental impact on our business.

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

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for initial indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. Before conducting testing in humans in the US of a drug that has not been approved by the FDA, we will need to submit an IND application to the FDA. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Laws and regulations affecting therapeutic uses of cannabinoids are constantly evolving.

The constant evolution of laws and regulations affecting the research and development of cannabinoid-based pharmaceutical products and treatments could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabinoids are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable and harmful to our business.

Cannabinoid-based research activities in the pharmaceutical industry may make it difficult to obtain insurance coverage.

In the event that we decide to commence research based on plant-derived cannabinoids in the US, obtaining and maintaining necessary insurance coverage, for such things as workers compensation, general liability, product liability and directors and officers insurance, may be more difficult and expensive for us to find because of our research directions utilizing cannabinoids. There can be no assurance that we will be able to find such insurance, if needed, or that the cost of coverage will be affordable or cost-effective. If, either because of unavailability or cost prohibitive reasons, we are compelled to operate without insurance coverage, we may be prevented from entering certain business sectors, experience inhibited growth potential and/or expose us to additional risks and financial liabilities.

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

Our ability to successfully commercialize our products may depend on how the US and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability.

In certain foreign markets, including countries in the European Union (“E.U.”) and the UK, pricing of prescription pharmaceuticals is subject to governmental control. Price negotiations with governmental authorities may range from 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. Our business could be detrimentally impacted if reimbursements of our products are unavailable or limited if pricing is set at unacceptable levels.

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

Changes in either the patent laws or their interpretation in the US and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our issued patents. Additionally, we cannot predict whether the patent applications we or our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the United States Patent and Trademark Office (the “USPTO”) and various government patent agencies outside of the US over the lifetime of our and our licensors’ patents and applications. The USPTO and various non-US government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process and after patent issuance. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market in that jurisdiction with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. If we have not regained compliance with the Minimum Bid Price Rule within such time period, we will likely receive a written notice from Nasdaq that our common stock would be delisted from the Nasdaq Capital Market unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures we intend to seek continued listing on the Nasdaq Capital Market. This may require us to conduct a reverse split (or combination), or a buyback of our outstanding shares of common stock.

If we fail to effect a reverse stock split or buyback which allows us to regain compliance with the Minimum Bid Price Rule, our stock may be delisted. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will sustain for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

Although our securities are listed on the Nasdaq Capital Market, an active, liquid and orderly trading market for our securities may not be sustained, and you may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume.

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

Many of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides, in part, that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock.

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

As a public company, we will continue to incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

If the listing requirements of the Nasdaq Capital Market divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Certificate of Change.	10-K	001-38951	11/29/2021
3.5	Bylaws	S-1	333-199213	10/8/2014
3.6	Amendment to the Bylaws	10-K	001-38951	11/29/2021
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: January 12, 2022	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

