Form 10-KT
period 2021-12-31
ARTELO BIOSCIENCES, INC.
filed 2022-03-21
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2021 to December 31, 2021

Commission file number 001-38951

Artelo Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Lomas Santa Fe, Suite 160, Solana Beach, CA USA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 925-7049

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ARTL	The Nasdaq Stock Market, LLC
Warrants	ARTLW	The NasdaqStock Market, LLC

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2021, was $28,499,602 based on a $1.19 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

42,301,013 shares of common stock issued and outstanding as of March 18, 2022.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms.

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

Our audited financial statements are stated in United States Dollars (“USD”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this transition report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this transition report.

In this transition report, unless otherwise specified, all dollar amounts are expressed in USD and all references to “common shares” refer to the common shares in our capital stock.

As used in this transition report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly-owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in United Kingdom, and Artelo Biosciences Corporation, in Canada, unless otherwise indicated.

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

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action, and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a cannabinoid agonist G protein-coupled receptor (“GPCR”) targeting synthetic small molecule program, ART27.13, as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated CAReS (Cancer Appetite Recovery Study). Our second program, ART26.12 is a small molecule platform of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), being studied both as a cancer therapeutic and in anxiety-related disorders, including post-traumatic stress disorder. In addition, we are also advancing ART12.11 (“CBD cocrystal”), our patented solid-state composition of cannabidiol (“CBD”). The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

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

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time. The results of the Phase 1 stage are intended to determine the most effective and safe dose recommended for the Phase 2 portion of CAReS.  We expect patient enrollment will be completed for the planned three dosing cohorts of Phase 1 by the end of first quarter of calendar year 2022 and we plan to announce results immediately after the data is verified.  Depending on the results, we may elect to enroll an optional fourth cohort of six patients at a higher dose before making a determination as to which dose is selected for the Phase 2 stage of CAReS.  Presently, we do not foresee ongoing significant impacts due to COVID-19; however, we are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath.

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

Corporate Information

Our website address is www.artelobio.com. The contents of our website are not incorporated by reference into this Form 10‑KT. We provide free of charge through a link on our website access to our Transition Reports on Form 10-KT, Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Commission.

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

___________

NEO1940 demonstrated, in general, an acceptable safety and tolerability profile in the safety endpoints. The profile of the observed safety effects was generally typical of cannabinoids and the majority of the adverse events were of mild or moderate intensity. A maximum tolerated dose was defined by the frequency and severity of adverse events. A dose dependent increase in body weight was observed in the MAD study. In three out of the five phase 1 studies, analgesia in acute pain models was also measured as an endpoint; no convincing analgesic efficacy was seen in any of these studies.

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

We will also be required to make payments for the following milestones:

Milestone	Milestone Payment ($US)
Lead candidate selection (milestone one of the Commercialization business plan) or second anniversary of SBU Effective Date, whichever comes first – previously paid.	$25,000.00
Initiation of a Phase 2 Clinical Trial for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter (as defined in the Stony Brook Agreement)	$150,000.00
Initiation of a Phase 3 clinical trial for the first indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$250,000.00
Upon First Commercial Sale based upon FDA or European Medicines Agency (“EMA”) regulatory approval for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,500,000.00
Receiving FDA or EMA approval for the second and each subsequent Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,000,000.00
First time annual Net Sales (as defined in the Stony Brook Agreement) greater than $100,000,000.00	$1,000,000.00
First time annual Net Sales greater than $500,000,000.00	$5,000,000.00

The term of the Stony Brook Agreement commenced on the SBU Effective Date and will continue until the Stony Brook Agreement is terminated in accordance with its terms.

Research & Development

We intend to combine innovative science and accelerated clinical development to create and develop novel therapies using small molecule drug development strategies targeting lipid signaling pathways and the ECS. Our current research and development efforts have been limited to investigative work surrounding lipid signaling, including creating and developing novel and synthetic formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with the University of Western Ontario, Canada, Trinity College Dublin, Ireland and with various clinical research organizations (“CROs”) in the US, China, Spain, and UK.

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

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA requesting marketing approval for one or more proposed indications, including the payment of application user fees;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of one or more clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	securing FDA approval of the NDA; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy and the potential requirement to conduct post-approval studies.

Foreign Jurisdictions

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. For other countries, outside of the European Union , the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2021 Transition Report on Form 10-KT, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our securities. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

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

Pharmaceutical development requires substantial capital, skilled personnel and infrastructure to successfully develop products for the market. The success of our business is highly dependent on our ability to successfully develop, obtain regulatory approval for and commercialize products. We do not currently have the financial resources to fund the full development of any lead product candidate to commercialization and there is no assurance that we can raise enough capital to fund full product development. If we are unable to raise additional capital, we will not be able to pursue the development of any products and may have to relinquish rights to any products we may have licensed.

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

•

developing sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own cGMPs, manufacturing facilities and processes;

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

Prior to commencing clinical trials in territories with a regulatory authority we must obtain the necessary approvals to commence the clinical studies. For example, before initiating a clinical trial in the United States for any of our product candidates, we may be required to have an IND in effect for each product candidate. Submission of an IND may not result in the FDA allowing clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Once an IND is submitted, the sponsor must wait 30 calendar days before initiating the clinical trial, during which FDA will review the IND and either provide comments or allow the trial to proceed. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a clinical trial application (the equivalent of an IND in foreign jurisdictions), these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

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

We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on clinical trial design, to commence a clinical trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	obtain and maintain IRB, approval at each clinical trial site;

•	identify, recruit, and enroll suitable patients to participate in a clinical trial;

•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;

•	ensure clinical investigators observe clinical trial protocol or continue to participate in a clinical trial;

•	address any patient safety concerns that arise during the course of a clinical trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	timely manufacture sufficient quantities of a product candidate for use in clinical trials; or

•	raise sufficient capital to fund a clinical trial.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such clinical trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including GCPs or the approved clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in a finding of non-compliance, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

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

We plan to rely on third-party CROs to conduct the majority of our preclinical research studies and our clinical trials. In addition, we plan to rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. There is no assurance we can obtain the services we need at commercially reasonable prices or within the timeframes we desire. Even though we will enter into agreements governing these third parties’ activities, we will have limited influence over their actual performance, and we will control only certain aspects of their activities. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the CROs. If there is any dispute or disruption in our relationship with our contractors or if we need to enter into alternative arrangements, that will delay our product development activities.

Our reliance on third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results are determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites, as well as CROs. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We currently have no sales, marketing or distribution capabilities and have no experience as a company in commercializing products. If we develop internal sales, marketing, and distribution organization, this would require significant capital expenditures, management resources and time, and we would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing, and distribution capabilities, we expect to pursue collaborative arrangements regarding the sales, marketing, and distribution of our future products. However, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, their sales forces may not be successful in marketing our future products. Any revenue we receive would depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the sales, marketing, and distribution efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales, marketing, and distribution efforts of our product candidates, if approved. There can be no assurance that we will be able to develop internal sales, marketing distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have leased office space in Solana Beach, California and a location near Manchester, United Kingdom. Our facilities could be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, fires, power shortages, nuclear,  and radiation accidents, telecommunications failures, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 global pandemic, cyber warfare, national and international conflict, terrorism, climate change, and other natural or human-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

Even if we are successful in licensing or developing research programs and/or product candidates, we or our licensors must maintain the intellectual property.

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license, or develop internally. We are currently the licensee of multiple issued patents and pending patent applications and we intend to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition, we have one US patent, one US patent application, and two foreign patent applications directed to a solid-state CBD composition.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensor’s patent rights are highly uncertain. Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws, including global waivers and patent removals which are being considered for COVID vaccines, in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensor were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is generally entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidates without infringing third-party patent rights.

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

Our ability to research, develop and commercialize any product candidates is dependent on our ability to acquire, maintain or utilize third party contract research facilities that possess licenses relating to controlled substances and the dispensing of prescription products.

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

We are conducting a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply certain cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess required licenses. If we are unable to conduct research at institutions that possess required licenses, or if those licenses are not obtained or renewed in the future, we may not be in a position to engage in or carryon research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the US or the UK, and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research, and in Ireland, where we currently have a research collaboration with Trinity College Dublin.

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

DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining the necessary registrations may result in delay of the importation, manufacturing, or distribution of any cannabinoid derived products we may develop. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition, and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

State-controlled substances laws. Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law because the states are separate jurisdictions, they may separately schedule our product candidates as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore, to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, clinical material manufacturing or repackaging/relabeling in the US; however, we are subject to similar laws and regulations in the UK and other countries where we are conducting a clinical trial and have contracted for clinical material manufacturing.

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

Any positive results from future preclinical testing of our product candidates and potential clinical trials may not necessarily be predictive of the results from Phase 1, Phase 2, or Phase 3 clinical trials. In addition, our interpretation of results derived from clinical data, or our conclusions based on our preclinical data may prove inaccurate. Frequently, pharmaceutical and biotechnology companies have suffered significant setbacks in clinical trials after achieving positive results in preclinical testing and early clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks may be caused by the fact that preclinical and clinical data can be susceptible to varying interpretations and analyses. Furthermore, certain product candidates performed satisfactorily in preclinical studies and clinical trials, but nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our clinical trials for our product candidates, the development timeline and regulatory approval and commercialization prospects for them and as a result our business and financial prospects, would be materially adversely affected.

Clinical trials of cannabinoid-based product candidates and lipid-signalling modulators are novel with very limited or non-existing history; we face a significant risk that the trials will not result in commercially viable products and treatments.

At present, there is only a very limited documented clinical trial history related to cannabinoids and lipid-signalling modulators from which we can derive any scientific conclusions or prove that our present assumptions for the current and planned research are scientifically compelling. While we are encouraged by the limited results of clinical trials by others, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities, may suspend, delay, or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

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

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for initial indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. Before conducting testing in humans in the US of a drug that has not been approved by the FDA, we will need to submit an IND application to the FDA. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Laws and regulations affecting therapeutic uses of cannabinoids are constantly evolving.

The constant evolution of laws and regulations affecting the research and development of cannabinoid-based pharmaceutical products and treatments could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabinoids are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violations of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable and harmful to our business.

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

Our ability to compete in our highly competitive industry depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary, Gregory D. Gorgas. The loss of the services of Mr. Gorgas, and our inability to find a suitable replacement could result in delays in research and development and product development and harm our business. Additionally, although we have entered into an employment agreement with Mr. Gorgas, this employment agreement provides for at-will employment, which means that Mr. Gorgas could leave our employment at any time, with or without notice. We maintain a “key person” insurance policy on the life of Mr. Gorgas.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable service providers to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock awards that vest over time. The value to service providers of stock options and restricted stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our success depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition, and results of operations.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue to incur significant expenses and operating losses over the next several years. Our prior and continuing losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We cannot assure that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, license additional programs, establish or maintain development efforts, obtain regulatory approvals, or continue operations.

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

Our success will depend upon the effective management of our growth, which will place a significant strain on our management and on administrative, operational, and financial resources. To manage this growth, we will be required to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. Our inability to manage this growth could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to our product candidates, and our ability to successfully commercialize any product candidates we may develop, and our science may be adversely affected.

As with our competitors, our ability to maintain and solidify a proprietary position for our product candidates will depend upon our success in obtaining effective patent claims that cover such product candidates, their manufacturing processes, and their intended methods of use, and enforcing those claims once granted. Furthermore, in some cases, we may not be able to obtain issued claims covering our product candidates which are sufficient to prevent third parties, such as our competitors, from either utilizing our technology or designing around any patent claims to avoid infringing them. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, and results of operations.

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

There is a great deal of litigation concerning intellectual property in our industry, and we or our licensors could become involved in litigation. Even if resolved in our or our licensors’ favor, litigation or other legal proceedings relating to intellectual property claims may cause us or our licensors to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct or defend against such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations and ability to compete in the marketplace.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. If we have not regained compliance with the Minimum Bid Price Rule within such time period, we will likely receive a written notice from Nasdaq that our common stock would be delisted from the Nasdaq Capital Market unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures, we intend to seek continued listing on the Nasdaq Capital Market. This may require us to conduct a reverse split (or combination) of our outstanding shares of common stock.

If we fail to effect a reverse stock split which allows us to regain compliance with the Minimum Bid Price Rule, our stock may be delisted. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

Although our securities are listed on the Nasdaq Capital Market, an active, liquid, and orderly trading market for our securities may not be sustained, and you may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume.

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

If the listing requirements of the Nasdaq Capital Market divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees, or as executive officers.

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

Anti-takeover provisions in our amended and restated articles of incorporation and bylaws, as well as provisions in Nevada law, might discourage, delay, or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities.

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

Because our common stock and our public warrants are publicly traded, we are subject to certain rules and regulations of federal, state, and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants began trading on the Nasdaq Capital Market on June 21, 2019, under the trading symbols “ARTL” and “ARTLW,” respectively.

Our shares are issued in registered form. American Stock Transfer & Trust Company, LLC, 6201 15th Ave, Brooklyn, NY 11219, Telephone: 800-937-5449 is the registrar and transfer agent for our common shares.

On March 18, 2022, the shareholders’ list showed 165 registered shareholders with 42,301,013 shares of common stock outstanding.

Description of Securities

The Company’s authorized capital stock consists of 756,250,000 shares of capital stock, par value $0.001 per share, of which 750,000,000 shares are common stock, par value $0.001 per share and 6,250,000 of preferred stock, par value $0.001 per share.

Common Stock

The holders of our common stock (i) have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board; (ii) are entitled to share in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. Reference is made to the Company’s Articles of Incorporation, By-laws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of the Company’s securities.

Preferred Stock

The Company has authorized 6,250,000 shares of preferred stock. There is no preferred stock outstanding. Our Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preference, sinking fund terms and the number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying, deterring or preventing a change in control. Such issuance could have the effect of decreasing the market price of the common stock. We currently have no plans to issue any shares of preferred stock.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights; meaning that the holders of 50.1% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Registration Statement on Form S-8

As of December 31, 2021, 5,008,984 shares of our common stock were issuable upon the exercise of options under our 2018 Equity Incentive Plan, as amended.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the transition period ended December 31, 2021.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our transition period ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following summary of our results of operations, for the four-month transition period ended December 31, 2021, and 2020, and for the years ended August 31, 2021, and 2020, should be read in conjunction with our audited financial statements, as included in this Form 10-KT.

Our Company currently has no revenue. We classify our operating expenses into research and development and selling, general and administrative expenses. Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred.

The Company has incurred losses for the past several years and a net loss of $4.0 million and $7.4 million during the four months ended December 31, 2021, and the year ended August 31, 2021, respectively. During the four months ended December 31, 2021, we completed an offering for net proceeds of approximately $18.3 million, which substantially increased our cash and cash equivalents and improved our working capital position (Note 4). Consequently, our existing cash resources and cash received from the public offering are expected to provide sufficient funds to carry out our planned operations into the second half of 2023.

The following table provides selected financial data about the Company as of December 31, 2021, and August 31, 2021.

Balance Sheet Data

	December 31,	August 31,
	2021	2021	Change
(In thousands)
Cash	$12,162	$6,629	$5,533
Total Assets	$28,251	$12,635	$15,616
Total Liabilities	$1,084	$593	$491
Stockholders' Equity	$27,167	$12,042	$15,125

The increase in cash was primarily due to issuance of common stock in connection with the Company’s at-the-market equity offering during the four months ended December 31, 2021.

The following table provides selected financial data about the Company as of August 31, 2021, and 2020.

Balance Sheet Data

	August 31,	August 31,
	2021	2020	Change
(In thousands)
Cash	$6,629	$2,142	$4,487
Total Assets	$12,635	$4,376	$8,259
Total Liabilities	$593	$501	$92
Stockholders' Equity	$12,042	$3,875	$8,167

The increase in cash was primarily due to a public offering in October 2020 and proceeds from exercise of warrants during the year ended August 31, 2021.

Four months ended December 31, 2021, compared to the four months ended December 31, 2020

	Four months ended
	December 31,
(In thousands)	2021	2020	Change
		(unaudited)
Operating Expenses
General and administrative	$2,098	$1,067	$1,031
Research and development	1,944	999	945
Total Operating Expenses	4,042	2,066	1,976
Loss from Operations	(4,042)	(2,066)	(1,976)
Other income	7	1	6
Net Loss	$(4,035)	$(2,065)	$(1,970)

We have not generated any revenues since inception through December 31, 2021.

Our operating expenses, for the four months ended December 31, 2021, was $4.0 million compared to $2.1 million for the same period in 2020. Our operating expenses were the result of research and development, and general and administrative expenses, including professional fees for ongoing regulatory requirements. The increase in general and administrative expenses and research and development expenses were primarily due to increases in payroll and stock-based compensation and an increase in subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

Year ended August 31, 2021, compared to the year ended August 31, 2020

	Years ended
	August 31,
(In thousands)	2021	2020	Change
Operating Expenses
General and administrative	$4,602	$2,767	$1,835
Research and development	2,839	1,919	920
Total Operating Expenses	7,441	4,686	2,755
Loss from Operations	(7,441)	(4,686)	(2,755)
Other income	4	31	(27)
Net Loss	$(7,437)	$(4,655)	$(2,782)

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

As of December 31, 2021, we had an accumulated deficit of $20.9 million and working capital of $23.6 million. During the four months ended December 31, 2021, the Company issued 17,774,310 shares of common stock at an average price of $1.06 per share in connection with the Company’s at-the-market equity program for proceeds, net of commission and fees, of $18.3 million. We believe our cash and cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2023.

Working Capital

	December 31,	August 31,
(In thousands)	2021	2021	Change
Current Assets	$24,609	$10,317	$14,292
Current Liabilities	1,027	526	501
Working Capital	$23,582	$9,791	$13,791

	August 31,	August 31,
(in thousands)	2021	2020	Change
Current Assets	$10,317	$2,337	$7,980
Current Liabilities	526	501	25
Working Capital	$9,791	$1,836	$7,955

Our total current assets as of December 31, 2021, were $24.6 million as compared to total current assets of $10.3 million as of August 31, 2021. The increase in current assets is primarily due to an increase in cash and short-term investments from issuance of common stock in connection with the Company’s at-the-market equity program.

Our total current liabilities as of December 31, 2021, were $1.0 million as compared to total current liabilities of $0.5 million as of August 31, 2021.

Our total current assets as of August 31, 2021, were $10.3 million as compared to total current assets of $2.3 million as of August 31, 2020. The increase in current assets is primarily due to an increase in cash from our public offering in October 2020, common stock sold in connection with the Company’s at-the-market equity program and proceeds from the exercise of warrants.

Our total current liabilities as of August 31, 2021, were $0.5 million as compared to total current liabilities of $0.5 million as of August 31, 2020.

Cash Flows

	Four months ended
	December 31,
(In thousands)	2021	2020	Change
		(unaudited)
Cash Flows used in operating activities	$(2,667)	$(1,874)	$(793)
Cash Flows used in investing activities	(10,033)	(1,055)	(8,978)
Cash Flows provided by financing activities	18,261	6,578	11,683
Effect of exchange rate changes on cash	(28)	(8)	(20)
Net change in cash during period	$5,533	$3,641	$1,892

	Years ended
	August 31,
(in thousands)	2021	2020	Change
Cash Flows used in operating activities	$(6,141)	$(4,347)	$(1,794)
Cash Flows used in investing activities	(3,439)	-	(3,439)
Cash Flows provided by financing activities	14,112	1,981	12,131
Effect of exchange rate changes on cash	(45)	84	(129)
Net change in cash during period	$4,487	$(2,282)	$6,769

Cash Flows from Operating Activities

During the four months ended December 31, 2021, cash used in operating activities was $2.7 million compared to cash used in operating activities of $1.9 million during the period ended December 31, 2020. During the four months ended December 31, 2021, cash used in operating activities of $2.7 million was primarily attributed to net loss of 4.0 million offset by stock-based compensation of $0.9 million. During the four months ended December 31, 2020, cash used in operating activities of $1.9 million was primarily attributed to net loss of $2.1 million.

During the year ended August 31, 2021, cash used in operating activities was $6.1 million compared to cash used in operating activities of $4.3 million during the year ended August 31, 2020. Cash used in operating activities during the year ended August 31, 2021, of $6.1 million was primarily attributed to a net loss of $7.4 million, increases in operating assets and liabilities of $0.2 million and offset by stock-based compensation of $1.5 million. Cash used in operating activities during the year ended August 31, 2020, of $4.3 million was primarily attributed to a net loss of $4.7 million offset by stock-based compensation of $0.4 million.

Cash Flows from Investing Activities

During the four months ended December 31, 2021, cash flows used in investing activities of $10.0 million was the result of a $11.2 million in investment in trading marketable securities and a $1.5 million investment in available-for-sale securities, offset by proceeds of $2.7 million from dispositions. During the four months ended December 31, 2020, cash flows used in investing activities of $1.1 million was the result of a $1.8 million in investment in trading marketable securities and proceeds of $0.7 million from dispositions.

During the year ended August 31, 2021, cash flows used in investing activities of $3.4 million was the result of a $6.1 million in investment in trading marketable securities and offset by proceeds of $2.7 million from dispositions. The Company did not have any cash flows from or used in investing activities during the year ended August 31, 2020.

Cash Flows from Financing Activities

During the four months ended December 31, 2021, and 2020, cash flows from financing activities of $18.3 million and $6.6 million, respectively were primarily the result of net proceeds of $18.3 million and $6.6 million, respectively, from issuance of common stock.

During the year ended August 31, 2021, cash provided by financing activities of $14.1 million was primarily the result of net proceeds from the issuance of common stock of $8.1 million and proceeds from the exercise of warrants of $6.0 million. During the year ended August 31, 2020, cash provided by financing activities of $2.0 million was primarily the result of gross proceeds from the issuance of common stock of $2.1 million less share issuance costs of $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 206)	F-2

Consolidated Balance Sheets at December 31, 2021, August 31, 2021 and 2020	F-3

Consolidated Statements of Operations and Comprehensive Loss for the four months ended December 31, 2021, and 2020 (unaudited) and the years ended August 31, 2021 and 2020	F-4

Consolidated Statements of Stockholders’ Equity for the four months ended December 31, 2021 and 2020 (unaudited) and the years ended August 31, 2021, and 2020	F-5

Consolidated Statements of Cash Flows for the four months ended December 31, 2021 and 2020 (unaudited) and the years ended August 31, 2021 and 2020	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021, August 31, 2021 and August 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the four-month transition period ended December 31, 2021 and for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, August 31, 2021 and 2020, and the results of their operations and their cash flows for the four-month transition period ended December 31, 2021 and for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 18, 2022

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	August 31,	August 31,
	2021	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$12,162	$6,629	$2,142
Marketable securities	11,951	3,436	-
Prepaid expenses and other current assets	496	252	195
Total Current Assets	24,609	10,317	2,337
Intangible asset	2,039	2,039	2,039
Available-for-sale securities (amortized cost of $1,524, $0 and $0, respectively)	1,519	-	-
Operating lease right-of-use asset	81	90	-
Prepaid expenses and deposit	3	189	-
TOTAL ASSETS	$28,251	$12,635	$4,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$975	$471	$489
Due to related parties	21	27	12
Operating lease liability - current portion	31	28	-
Total Current Liabilities	1,027	526	501

Operating lease liability	57	67	-
TOTAL LIABILITIES	1,084	593	501

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001, 6,250,000 shares authorized, 0 shares issued and outstanding	-	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized,42,301,013, 24,526,703 and 4,991,587 shares issued and outstanding, respectively	42	25	5
Additional paid-in capital	48,081	28,902	13,272
Accumulated deficit	(20,938)	(16,903)	(9,466)
Accumulated other comprehensive income (loss)	(18)	18	64
Total Stockholders' Equity	27,167	12,042	3,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,251	$12,635	$4,376

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Four months ended		Years ended
	December 31,		August 31,
	2021	2020	2021	2020
		(Unaudited)
OPERATING EXPENSES
General and administrative	$2,098	$1,067	$4,602	$2,767
Research and development	1,944	999	2,839	1,919
Total Operating Expenses	4,042	2,066	7,441	4,686

Loss from Operations	(4,042)	(2,066)	(7,441)	(4,686)

OTHER INCOME
Interest income	1	1	2	1
Net change in fair value of marketable securities	6	-	2	-
Change in fair value of derivative liabilities	-	-	-	30
Total other income	7	1	4	31

Provision for income taxes	-		-	-

NET LOSS	$(4,035)	$(2,065)	$(7,437)	$(4,655)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(31)	(23)	(46)	74
Net unrealized loss on available-for-sale securities	(5)	-	-	-
Total Other Comprehensive Loss	(36)	(23)	(46)	74

TOTAL COMPREHENSIVE LOSS	$(4,071)	$(2,088)	$(7,483)	$(4,581)

Basic and Diluted Loss per Common Share	$(0.12)	$(0.18)	$(0.40)	$(1.26)

Basic and Diluted Weighted Average Common Shares Outstanding	33,454,360	11,461,751	18,675,411	3,707,650

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2019	3,354	$3	$10,278	$(4,811)	$(10)	$5,460

Additional common shares issued	7	-	-	-	-	-
Common shares issued for cash, net of issuance costs	1,564	2	1,976	-	-	1,978
Common shares issued for services - officers	-	-	45	-	-	45
Common shares issued for acquisition of license	61	-	539	-	-	539
Common shares issued for settlement of debt	11	-	100	-	-	100
Cancellation of common shares	(6)	-	(2)	-	-	(2)
Stock option expense	-	-	336	-	-	336
Net loss for the period	-	-	-	(4,655)	-	(4,655)
Other comprehensive income	-	-	-	-	74	74
Balance, August 31, 2020	4,991	$5	$13,272	$(9,466)	$64	$3,875

Common shares issued for cash, net of issuance costs	11,514	12	8,091	-	-	8,103
Common shares issued for services - officers	-	-	34	-	-	34
Common shares issued for exercise of warrants	8,022	8	6,008	-	-	6,016
Stock option expense	-	-	1,497	-	-	1,497
Net loss for the period	-	-	-	(7,437)	-	(7,437)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, August 31, 2021	24,527	$25	$28,902	$(16,903)	$18	$12,042

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2020	4,991	$5	$13,272	$(9,466)	$64	$3,875

Common shares issued for cash, net of issuance costs	10,120	10	6,568	-	-	6,578
Stock based compensation	-	-	70	-	-	70
Net loss for the period	-	-	-	(2,065)	-	(2,065)
Other comprehensive loss	-	-	-	-	(23)	(23)
Balance, December 31, 2020 (Unaudited)	15,111	$15	$19,910	$(11,531)	$41	$8,435

Balance, August 31, 2021	24,527	$25	$28,902	$(16,903)	$18	$12,042

Common shares issued for cash, net of issuance costs	17,774	17	18,245	-	-	18,262
Stock based compensation	-	-	934	-	-	934
Net loss for the period	-	-	-	(4,035)	-	(4,035)
Other comprehensive loss	-	-	-	-	(36)	(36)
Balance, December 31, 2021	42,301	$42	$48,081	$(20,938)	$(18)	$27,167

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Four months ended		Years ended
	December 31,		August 31,
	2021	2020	2021	2020
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,035)	$(2,065)	$(7,437)	$(4,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	934	70	1,531	381
Net change in fair value of marketable securities	(6)	-	2	-
Change in fair value of derivative liabilities	-	-	-	(30)
Non-cash lease expense	10	-	7	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(63)	(323)	(239)	(171)
Accounts payable and accrued liabilities	507	444	(3)	128
Accounts payable - related party	(7)	-	-	-
Cash payments on operating lease	(7)	-	(2)	-
Net cash used in operating activities	(2,667)	(1,874)	(6,141)	(4,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(11,243)	(1,753)	(6,098)	-
Investment in available-for-sale securities	(1,524)	-	-	-
Proceeds from disposition of marketable securities	2,734	698	2,659	-
Net cash used in investing activities	(10,033)	(1,055)	(3,439)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	18,262	6,578	8,103	1,978
Proceeds from exercise of warrants	-	-	6,016	-
Advances from related parties	-	1	1	8
Repayments to related parties	(1)	(1)	(8)	(5)
Net cash provided by financing activities	18,261	6,578	14,112	1,981

Effect of exchange rate changes on cash	(28)	(8)	(45)	84

Net change in cash and cash equivalents	5,533	3,641	4,487	(2,282)
Cash and cash equivalents - beginning of period	6,629	2,142	2,142	4,424
Cash and cash equivalents - end of period	$12,162	$5,783	$6,629	$2,142

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Unrealized loss from available-for-sale securities	$(5)	$-	$-	$-
Common shares issued for acquisition of license offset against stock payable	$-	$-	$-	$539
Common shares issued for settlement of stock payable	$-	$-	$-	$100
Initial recognition of right-of-use asset	$-	$-	$97	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011, and based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company registered fully owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, and in the UK, Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a wholly owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing and commercializing treatments intended to modulate the endocannabinoid system.

Change in fiscal year

On September 17, 2021, the Company’s Board of Directors approved a change to the Company’s fiscal year end from August 31 to December 31. The Company’s next fiscal year will begin on January 1, 2022, and end on December 31, 2022. The Company is required to file this transition report on Form 10K-T under Rules 13a-10 or 15d-10 promulgated under the Securities Exchange Act of 1934, as amended for the transition period from September 1, 2021, to December 31, 2021. The financial statements include unaudited figures for the four months ended December 31, 2020, for comparative purposes.

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

Liquidity

The Company has incurred losses for the past several years and a net loss of $4,035 during the four months ended December 31, 2021. During the four-month transition period ended December 31, 2021, we completed an offering for net proceeds of approximately $18,262, which substantially increased our cash and cash equivalents and improved our working capital position. Consequently, our existing cash resources and cash received from the public offering are expected to provide sufficient funds to carry out our planned operations into the second half of 2023.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation. All intercompany transactions and balances have been eliminated.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded during the four months ended December 31, 2021, and 2020 and the years ended August 31, 2021, and 2020.

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $12,162 and $6,629 and $2,142 in cash and cash equivalents at December 31, 2021, August 31, 2021, and 2020, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of December 31, 2021, was approximately $11,662. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are recorded in profit or loss and urealized gains and losses on available-for-sale debt securities are included in other comprehensive income. The marketable securities held by the Company, classified as trading securities, had an outstanding balance of $11,951, $3,436 and $0 as of December 31, 2021, and August 31, 2021, and 2020, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale investments had an outstanding balance of $1,519, $0 and $0 as of December 31, 2021, August 31, 2021, and 2020, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of December 31, 2021, and August 31, 2021:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$10,486	$-	$10,486
Asset-backed securities	-	1,165	-	1,165
Corporate debt securities	-	300	-	300
	-	11,951	-	11,951

Available-for sale securities
US Treasury	-	1,519	-	1,519
	-	1,519	-	1,519

	-	13,470	-	13,470

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$2,724	$-	$2,724
Asset-backed securities	-	409	-	409
Corporate debt securities	-	303	-	303
	-	3,436	-	3,436

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

Share-based expenses were $934 and $70, and $1,531 and $381 for the four months ended December 31, 2021, and 2020, and the years ended August 31, 2021, and 2020, respectively.

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

For the four months ended December 31, 2021, and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	December 31,	December 31,
	2021	2020
Stock options	5,008,984	401,834
Warrants	4,433,412	12,454,937
	9,442,396	12,856,771

For the years ended August 31, 2021, and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the four months ended December 31, 2021, and 2020, and the years ended August 31, 2021, and 2020, Blackrock Ventures, Ltd., an entity owned by the Senior Vice President, European Operations provided $20 and $20, and $60 and $64 worth of consulting services to the Company, of which, $5 was outstanding, as of December 31, 2021, August 31, 2021, and 2020, respectively.

During the four months ended December 31, 2021, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $46, of which $11 was outstanding as of December 31, 2021.

During the four months ended December 31, 2021, a company controlled by a director of a subsidiary of the Company provided professional services totaling $26, of which $5 was outstanding as of December 31, 2021.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001.

During the four months ended December 31, 2021, and 2020, and during the years ended August 31, 2021, and 2020, there were no shares of preferred stock issued or outstanding.

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

During the four months ended December 31, 2021, the Company issued 17,774,310 shares of common stock at an average price of $1.06 per share in connection with the Company’s at-the-market equity program for proceeds, net of commission and fees, of $18,262. The agent of the program was entitled to compensation at a commission rate of 3.0% of the gross sales price per sold share of common stock.

During the year ended August 31, 2021, the Company issued 19,535,116 shares of common stock as follows:

•

On October 14, 2020, the Company issued and sold, through a public offering (i) 10,120,000 shares of common stock (which includes 1,320,000 shares of common stock sold pursuant to the exercise by the underwriter to the public offering of their overallotment option) and (ii) warrants to purchase 10,120,000 shares of common stock (which includes warrants to purchase 1,320,000 shares of common stock sold pursuant to the exercise by the underwriter of their overallotment option). The net proceeds to the Company, after deducting the underwriting discount and commissions and offering expenses were $6,579.

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

•	11,363 shares of common stock were issued for the settlement of stock payable of $100.
•	7,373 shares of common stock were issued for additional issuance of Series D per the terms of the subscription agreements.
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

Warrants

A summary of activity of the warrants during the four months ended December 31, 2021, and the years ended August 31, 2021, and 2020 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, August 31, 2019	2,334,937	$8.12	4.14
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2020	2,334,937	$8.12	3.30
Granted	10,120,000	0.75	5.00
Forfeited	-	-	-
Exercised	(8,021,525)	(0.75)	(4.68)
Outstanding, August 31, 2021	4,433,412	$4.63	3.16
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2021	4,433,412	$4.63	2.83

The intrinsic value of the warrants as of December 31, 2021, August 31, 2021, and 2020 is $0, $338 and $0, respectively. All of the outstanding warrants are exercisable as of December 31, 2021.

2018 Equity Incentive Plan

On August 17, 2018, the Board of Directors of the Company approved the Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the Company to issue up to 375,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants, and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or non-statutory stock options that are not intended to qualify as “incentive stock options”. Incentive stock options may be granted only to employees. The 2018 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2018 Plan will expire on August 17, 2028.

The plan was increased to permit the issuance of 425,000 and 748,738 shares of common stock on June 19, 2020, and September 1, 2020, respectively.

On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment to increase the number of shares of Common Stock reserved for issuance by 2,000,000 shares and to extend the term of the Plan.

On September 1, 2021, the 2018 Plan was increased to permit the issuance of an additional 3,674,097 shares of common stock.

As of December 31, 2021, the Plan permits the Company to issue up to 7,222,835 shares of common stock awards of which 2,213,851 is available to be issued.

On February 15, 2022, 257,652 shares of common stock were returned to the option pool and on February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 2,115,051 shares to a total of 4,586,554 shares available to be issued.

Options granted during the four months ended December 31, 2021

On December 1, 2021, the Company granted 794,800 options with an exercise price of $0.63, with a term of ten (10) years to exercise from grant date, to employees, directors, and consultants of the Company, of which 257,800 were issued to related parties. Options issued to non-employees vest 33% of shares on the one-year anniversary of vesting commencement date, and the balance of the unvested shares shall vest ratably each month thereafter for a 24-month period, on the first day of each such month. Commencing on the grant date, options issued to employees vest 25% of shares on December 1, 2022, and the balance of the unvested shares shall vest ratably each month thereafter for a 36-month period, on the first day of each such month.

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

Options granted during the year ended August 31, 2021

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

On July 16, 2021, the Company granted options to certain directors of the Company to purchase a total of 70,000 shares of the Company’s common stock with an exercise price of $1.00 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is July 16, 2021.

Option granted during the year ended August 31, 2020

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

Option forfeited during the year ended August 31, 2021

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

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Four months ended December 31,	Year ended August 31,	Year ended August 31,
	2021	2021	2020
Expected term	6 - 6.25 years	5 years	5 years
Expected average volatility	144 - 158%	151 - 157%	155%
Expected dividend yield	-	-	-
Risk-free interest rate	1.13 - 1.15%	0.36 - 0.79%	1.67%

During the four months ended December 31, 2021, the Company granted 2,149,800 options valued at $1,170. During the four months ended December 31, 2021, the Company recognized stock option expense of $934, of which $811 was to related parties, and as of December 31, 2021, $4,489 remains unamortized, of which $3,717 is with related parties. The intrinsic value of the 5,008,984 options outstanding as of December 31, 2021, is $0.

During the year ended August 31, 2021, the Company granted 2,755,100 options valued at $5,760. During the year ended August 31, 2021, the Company recognized stock option expense of $1,497, of which $1,340 was to related parties, and as of August 31, 2021, $4,263 remains unamortized, of which $3,664 is with related parties. The intrinsic value of the 2,859,184 options outstanding as of August 31, 2021, is $37.

During the year ended August 31, 2020, the Company granted 74,000 options valued at $190. During the year ended August 31, 2020, $336 was expensed, of which $289 was to related parties, and as of August 31, 2020, $409 remained unamortized, of which $318 is with related parties. The intrinsic value of the 281,834 options outstanding as of August 31, 2020, is $0.

The following is a summary of stock option activity during the four months ended December 31, 2021, and the years ended August 31, 2021, and 2020:

	Options Outstanding		Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining life (years)

Outstanding, August 31, 2019	234,000	$3.88	9.78
Granted	74,000	2.48	10.00
Exercised	-	-	-
Forfeited/canceled	(26,166)	(3.31)	(9.58)
Outstanding, August 31, 2020	281,834	$3.57	8.90
Granted	2,755,100	2.28	10.00
Exercised	-	-	-
Forfeited/canceled	(177,750)	(2.57)	(8.33)
Outstanding, August 31, 2021	2,859,184	$2.39	9.27
Granted	2,149,800	0.63	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2021	5,008,984	$1.63	9.36

Exercisable options, December 31, 2021	342,350	$3.29	7.58

Restricted stock awards

The Company recorded stock-based compensation expense for members of our Board of Directors totaling $0 and $14, $34 and $42 during the four months ended December 31, 2021, and 2020, and the years ended August 31, 2021, and 2020, respectively. The stock-based compensation is related to restricted stock awards issued in 2017. The stock-based compensation was fully amortized as of August 31, 2021.

NOTE 5 - INCOME TAXES

The Company has not made provision for income taxes for the four months ended December 31, 2021, and 2020 and the years ended August 31, 2021, and 2020, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2021. The Company has incurred a net operating loss of $17,566, the net operating loss carry forwards will begin to expire in varying amounts from year 2034 subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. federal tax returns are closed by statute for years through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of:

	December 31,	August 31,	August 31,
	2021	2021	2020
NOL Carryover	$3,689	$3,038	$1,798
Valuation allowance	(3,689)	(3,038)	(1,798)
Net deferred tax asset	$-	$-	$-

NOTE 6 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound NEO1940 as an intangible asset at a value of $2,039 as of December 31, 2021, August 31, 2021, and 2020.

The amount capitalized consisted of a $1,500 payment and the fair value of 61,297 shares of common stock of $539. During the four months ended December 31, 2021, and the years ended August 31, 2021, and 2020, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 7 - LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space with Beckman/Lomas LLC, an entity controlled by a close family member of a director.

The following summarizes right-of use asset and lease information about the Company’s operating lease as of December 31, 2021, and August 31, 2021:

	Four months ended December 31,	Years ended August 31,
	2021	2021
Lease costs:
Operating lease cost	$10	$7

Other information
Cash paid for operating cash flows from operating leases	$7	$2
Right-of-use assets obtained in exchange for new operating lease liability	$-	$97

Weighted-average remaining lease term — operating leases (years)	2.67	3.00
Weighted-average discount rate — operating leases	3.00%	3.00%

Future minimum lease payments under the operating lease liability has non-cancelable lease payments at December 31, 2021 as follows:

Total
Year Ended December 31,
2022	33
2023	34
2024	24
Thereafter	-
91
Less: Imputed interest	(3)
Operating lease liabilities	88

Operating lease liability - current	31
Operating lease liability - non-current	$57

NOTE 8 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments in relation to Research and Development contracts as of December 31, 2021, as follows:

•	The Company is invoiced monthly and quarterly in relation to several Research and Development contracts.

•	The Company may be obligated to make additional payments related to Research and Development contracts entered into, dependent on the progress and milestones achieved through the programs.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Transition Report on Form 10-KT (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Transition Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2021, based on the COSO framework criteria, as more fully described below.

This Transition Report on Form 10-KT does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the four-month transition period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in the Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Name	Position Held with the Company	Date first appointed	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 3, 2017	59
Connie Matsui(1)(2)	Director, Chairperson of the Board	May 2, 2017	68
Steven Kelly(1)(3)	Director	May 2, 2017	56
Douglas Blayney, M.D.(2)	Director	July 31, 2017	71
R. Martin Emanuele, Ph D.(2)	Director	September 20, 2017	68
Greg Reyes, M.D., Ph D.(3)	Director	November 30, 2020	68
Tamara A. Seymour(1)	Director	March 3, 2021	63

_______________

(1)	Member of the audit committee
(2)	Member of the corporate governance and nominating committee
(3)	Member of the compensation committee

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Directors

Gregory D. Gorgas was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our Company on April 3, 2017. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology, and cardiovascular development programs. In addition, he performed a key role in helping Mast Therapeutics raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately-held company he co-founded, that applies proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. Mr. Gorgas currently serves on the advisory board at Klotho Therapeutics. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

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

Steven Kelly was elected to our Board on May 2, 2017. Mr. Kelly brings nearly thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. Mr. Kelly is currently CEO at Carisma Therapeutics, a venture backed biotech pioneering the development of CAR macrophages, a disruptive approach to immunotherapy in cancer. From 2012 to 2018, Mr. Kelly was the principal of Kelly BioConsulting, LLC, and served as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Previously, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an earlystage oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University.

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

Board Meetings

Since August 31, 2020, our Board has met seven times on September 18, 2020, December 4, 2020, March 5, 2021, June 4, 2021, September 17, 2021, December 3, 2021, and March 4, 2022, of which all directors attended a minimum of 75% of the meetings.

Audit Committee

Our audit committee is currently comprised of Tamara A. Seymour, Steven Kelly, and Connie Matsui. Ms. Seymour serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). Our Board has also determined that Ms. Seymour is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee will include, among other things:

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

Compensation Committee

Our compensation committee is currently comprised of Steven Kelly and Dr. Greg Reyes. Mr. Kelly serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of Nasdaq. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee will include, among other things:

•	reviewing and approving or recommending to the Board for approval compensation of our executive officers and directors;
•	overseeing our overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including our executive officers;
•	reviewing, approving, and making recommendations to our Board regarding incentive compensation and equity plans; and
•	administering our equity compensation plans.

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

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is currently comprised of Douglas Blayney, M.D., and R. Martin Emanuele, Ph.D and Connie Matsui. Dr. Blayney serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of Nasdaq listing standards. The responsibilities of our nominating and corporate governance committee will include, among other things:

•	identifying, evaluating, and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;
•	evaluating the performance of our Board and of individual directors;
•	considering and making recommendations to our Board regarding the composition of our Board and its committees; and
•	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Our nominating and corporate governance committee operates under a written charter, which satisfies the listing standards of Nasdaq, a copy of which can be found on our website at www.artelobio.com.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the Code of Business Conduct and Ethics is available on our website at www.artelobio.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the transition period ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with except for the late filings of a Form 4 on July 26, 2021 for each outside director that received an automatic grant of options upon being re-elected to the board at the annual meeting on July 16, 2021 due to an administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

Name and Principal Position	Year	Salary($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gregory D. Gorgas
President, CEO, CFO,	2021/12	141,667	217,281	*1	-	730,093	-	-	1,944	1,090,985
Secretary, Treasurer and Director	2021/08	415,333	210,375		-	2,840,064	-	-	5,831	3,471,603
	2020/08	430,961	150,480	*2	-	-	-	-	-	581,441

___________

* 1 Bonus was paid in February 2022.
* 2 Bonus was paid in October 2020.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, there was an option to purchase 2,795,840 shares of our common stock held by our named executive officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)
Gregory D. Gorgas	43,760	31,240	-	$1.99	August 29, 2029	-	-	-	-
President, CEO, CFO, Secretary,	-	834,500	-	$2.66	February 12, 2031	-	-	-	-
Treasurer and Director	-	575,100	-	$1.52	March 5, 2031	-	-	-	-
	-	1,355,000	-	$0.63	December 3, 2031	-	-	-	-

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

Pursuant to the Employment Agreement, Mr. Gorgas will receive a base salary of $440,000 per year, less applicable withholdings, and he will be eligible to earn an annual target bonus of up to 50% of his base salary upon achievement of performance objectives to be determined by the Company’s board of directors or its compensation committee. Mr. Gorgas is also eligible to participate in any employee benefit plans sponsored by us.

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

On February 12, 2021, the Company granted an option to the Company’s principal executive officer to purchase 834,500 shares of the Company’s common stock with an exercise price of $2.66 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our president’s continued service to the Company.

On March 5, 2021, the Company granted an option to the Company’s principal executive officer to purchase a total of 575,100 shares of the Company’s common stock with an exercise price of $1.52 and vesting as follows: 25% shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date, subject to our president’s continued services to the Company.

On December 3, 2021, the Company granted an option to the Company’s principal executive officer to purchase 1,355,000 shares of the Company’s common stock, with an exercise price of $0.63, with a term of ten (10) years to exercise from grant date, under the Company’s 2018 Equity Incentive Plan. Commencing on the grant date, options were issued and will vest as follows: 25% of the shares subject to the option shall vest on December 3, 2022, and the balance of the unvested shares shall vest ratably each month thereafter for a 36-month period, on the third day of each such month.

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

Director Compensation

The following table shows the compensation earned by persons who served on our Board of Directors during the transition period ended December 31, 2021, who are not one of our Named Executive Officers.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Connie Matsui	21,708	-	-	-	-	-	21,708
Douglas Blayney	12,667	-	-	-	-	-	12,667
Gregory R. Reyes	11,333	-	-	-	-	-	11,333
Martin Emanuele	11,333	-	-	-	-	-	11,333
Steven Kelly	16,500	-	-	-	-	-	16,500
Tamara Seymour	14,542	-	-	-	-	-	14,542

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

Our outside director compensation policy further provides that in any given fiscal year, a non-employee director may not receive cash compensation and equity awards with an aggregate value greater than $750,000 (determined in accordance with accounting principles generally accepted in the United States of America). Any cash compensation paid, or awards granted to an individual for his or her services as an employee or a consultant (other than as a non-employee director) will not count for purposes of this limitation.

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

On July 16, 2021, the Company granted options to certain directors of the Company to purchase a total of 70,000 shares of the Company’s common stock with an exercise price of $1.00 and vesting on the earlier of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date was July 16, 2021.

Employee Stock Plan

2018 Equity Incentive Plan

Our Board has adopted a 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders have approved it. Our 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, and stock appreciation rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

Authorized Shares. On September 1, 2021, the 2018 Plan was increased to permit the issuance of an additional 3,647,097 shares of common stock awards. As of December 31, 2021, 7,222,835 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 5,008,984 shares of common stock are issued and outstanding. On February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 2,115,051 shares to a new total of 9,337,886 shares reserved for issuances pursuant to the 2018 Plan.

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

Stock Appreciation Rights. We may grant stock appreciation rights under our 2018 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director, or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 6 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for 30 days following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of our 2018 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

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

Grants of Plan-Based Awards

During the four-month transition period ended December 31, 2021, we granted stock options to purchase a total of 2,149,800 shares of common stock.

Option Exercises and Stock Vested

During our four-month transition period ended December 31, 2021, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2022, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of	Number of Shares Subject to Options and Warrants Exercisable	Total Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Held	within 60 Days	Number	%
Directors and Named Executive Officers
Gregory D. Gorgas(1)	270,676	655,113	925,789	2.19%
Connie Matsui(2)	56,667	106,250	162,917	*
Steven Kelly(3)	12,500	94,500	107,000	*
Douglas Blayney, M.D. (4)	12,500	87,750	100,250	*
R. Martin Emanuele, Ph.D.(5)	12,500	90,250	102,750	*
Gregory R. Reyes M.D., Ph.D. (6)	-	42,500	42,500	*
Tamara A. Seymour (7)	-	10,000	10,000	*

All Current Directors and Executive Officers as a Group	364,843	1,086,363	1,451,206	3.43%

5% Stockholders
None

*	Less than 1%
(1)

Consists of 270,676 shares held by Gregory Gorgas, option to purchase 635,003 shares of common stock and warrants to purchase 20,110 shares of common stock that are exercisable within 60 days of March 18, 2022.

(2)	Consists of 56,667 shares held by Connie Matsui and option to purchase 106,250 shares of common stock that are exercisable within 60 days of March 18, 2022.
(3)	Consists of 12,500 shares held by Steven Kelly and option to purchase 94,500 shares of common stock that are exercisable within 60 days of March 18, 2022.
(4)	Consists of 12,500 shares held by Douglas Blayney and option to purchase 87,750 shares of common stock that are exercisable within 60 days of March 18, 2022.
(5)	Consists of 12,500 shares held by R. Marty Emanuele and option to purchase 90,250 shares of common stock that are exercisable within 60 days of March 18, 2022.
(6)	Consists of option to purchase 42,500 shares held by Gregory R. Reyes of common stock that are exercisable within 60 days of March 18, 2022.
(7)	Consists of option to purchase 10,000 shares held by Tamara A. Seymour of common stock that are exercisable within 60 days of March 18, 2022.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2021. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan	5,008,984	$1.63	2,213,851
Equity compensation plans not approved by security holders	-	-
Total	5,008,984	$1.63	2,213,851

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed four-month transition period ended December 31, 2021, fiscal year ended August 31, 2021, and for fiscal year ended August 31, 2020, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Four months ended December 31, 2021	Year Ended August 31, 2021	Year Ended August 31, 2020

Audit Fees	$48,000	$75,000	$54,000
Audit-Related Fees	-	54,000	29,102
Tax Fees	-	4,000	4,000
All Other Fees	-	-	-
Total Fees	$48,000	$133,000	$87,102

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Certificate of Change.	10-K	001-38951	11/29/2021
3.5	Bylaws	S-1	333-199213	10/8/2014
3.6	Amendment to the Bylaws	8-K	333-199213	3/10/2022
4.1	Description of Securities				*
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
23.1	Consent Of Independent Registered Public Accounting Firm				*
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
**

The certification attached as Exhibits 32.1 that accompany this Transition Report, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Transition Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ARTELO BIOSCIENCES, INC.

Dated: March 21, 2022	By:	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gregory D. Gorgas, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-KT, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 21, 2022	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: March 21, 2022	/s/ Connie Matsui
Connie Matsui
Director

Dated: March 21, 2022	/s/ Steven Kelly
Steven Kelly
Director

Dated: March 21, 2022	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: March 21, 2022	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: March 21, 2022	/s/ Greg Reyes
Greg Reyes
Director

Dated: March 21, 2022	/s/ Tamara A. Seymour
Tamara A. Seymour
Director

