Form 10-Q
period 2022-03-31
ARTELO BIOSCIENCES, INC.
filed 2022-05-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

42,301,013 shares of common stock issued and outstanding as of May 10, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,350	$12,162
Trading marketable securities	11,162	11,951
Available-for-sale securities (amortized cost of $2,023 and $0, respectively)	1,999	-
Prepaid expenses and other current assets	1,078	496
Total Current Assets	24,589	24,609
Intangible asset	2,039	2,039
Available-for-sale securities (amortized cost of $0 and $1,524, respectively)	-	1,519
Operating lease right-of-use asset	73	81
Prepaid expenses and deposit	3	3
TOTAL ASSETS	$26,704	$28,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$800	$975
Due to related parties	43	21
Operating lease liability - current portion	32	31
Total Current Liabilities	875	1,027

Operating lease liability	49	57
TOTAL LIABILITIES	924	1,084

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 6,250,000 shares authorized,
0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 750,000,000 shares authorized,
42,301,013 shares issued and outstanding, respectively	42	42
Additional paid-in capital	48,705	48,081
Accumulated deficit	(22,903)	(20,938)
Accumulated other comprehensive loss	(64)	(18)
Total Stockholders’ Equity	25,780	27,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,704	$28,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2022	2021

OPERATING EXPENSES
General and administrative	$1,482	$1,389
Research and development	464	307
Total Operating Expenses	1,946	1,696

Loss from Operations	(1,946)	(1,696)

OTHER INCOME (EXPENSE)
Interest income	1	-
Net change in fair value of marketable securities	(20)	1
Total other (expense) income	(19)	1

Provision for income taxes	-	-

NET LOSS	$(1,965)	$(1,695)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized loss of available-for-sale securities	(22)	-
Foreign currency translation adjustments	(24)	2
Total Other Comprehensive Income (Loss)	(46)	2

TOTAL COMPREHENSIVE LOSS	$(2,011)	$(1,693)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.09)

Basic and Diluted Weighted Average Common Shares Outstanding	42,301	19,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2021	42,301	$42	$48,081	$(20,938)	$(18)	$27,167

Stock based compensation	-	-	624	-	-	624
Net loss for the period	-	-	-	(1,965)	-	(1,965)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, March 31, 2022	42,301	$42	$48,705	$(22,903)	$(64)	$25,780

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2020	15,111	$15	$19,910	$(11,531)	$41	$8,435

Common shares issued for cash, net of share issuance costs	8,022	8	6,008	-	-	6,016
Common shares issued for services - officers	-	-	11	-	-	11
Stock based compensation	-	-	519	-	-	519
Net loss for the period	-	-	-	(1,695)	-	(1,695)
Other comprehensive income	-	-	-	-	2	2
Balance, March 31, 2021	23,133	$23	$26,448	$(13,226)	$43	$13,288

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,965)	$(1,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	624	530
Net change in fair value of marketable securities	20	(1)
Non-cash lease expense	7	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(594)	58
Accounts payable and accrued liabilities	(160)	(634)
Accounts payable - related party	23	-
Fixed cash payments related to operating lease	(8)	-
Net cash used in operating activities	(2,053)	(1,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(1,947)	(2,044)
Investment in available-for-sale securities	(499)	-
Proceeds from disposition of marketable securities	2,703	-
Net cash provided by (used in) investing activities	257	(2,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	6,016
Repayments to related parties	-	(7)
Net cash provided by financing activities	-	6,009

Effect of exchange rate changes on cash	(16)	7

Net change in cash and cash equivalents	(1,812)	2,230
Cash and cash equivalents - beginning of period	12,162	5,783
Cash and cash equivalents - end of period	$10,350	$8,013

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing and investing activities
Unrealized loss from available-for-sale securities	$(22)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2022

(In thousands, except share and per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011, and based in San Diego County, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is December 31.

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

The Company is a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

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

Liquidity

The Company has incurred losses since inception and a net loss of $1,965 during the three months ended March 31, 2022. However, in November 2021, we completed an equity offering which generated net proceeds of $18,262. Consequently, our existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out our planned operations into the second half of 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the four-month transition period ended December 31, 2021, contained in the Company’s Form 10-KT filed on March 21, 2022.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly-owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation. All intercompany transactions and balances have been eliminated.

Net Loss per Share of Common Stock

Basic (loss) earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and as if converted method. Dilutive potential common shares include outstanding stock options and warrants.

For the three months ended March 31, 2022, and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,	March 31,
	2022	2021
Stock options	4,751,332	2,966,934
Warrants	4,433,412	4,433,412
	9,184,744	7,400,346

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,350 and $12,162 in cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of March 31, 2022, was approximately $9,850. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income. The marketable securities held by the Company, classified as trading securities, had an outstanding balance of $11,162 and $11,951 as of March 31, 2022, and December 31, 2021, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale investments had an outstanding balance of $1,999 and $1,519 as of March 31, 2022, and December 31, 2021, respectively.

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

The carrying amounts of the Company’s financial instruments including cash and cash equivalents and accounts payable approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2022, and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$10,409	$-	$10,409
Asset-backed securities	-	753	-	753
	-	11,162	-	11,162

Available-for sale securities
US Treasury	-	1,999	-	1,999
	-	1,999	-	1,999

	$-	$13,161	$-	$13,161

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$10,486	$-	$10,486
Asset-backed securities	-	1,165	-	1,165
Corporate debt securities	-	300	-	300
	-	11,951	-	11,951

Available-for sale securities
US Treasury	-	1,519	-	1,519
	-	1,519	-	1,519

	-	13,470	-	13,470

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $9, of which $3 and $5 was outstanding, as of March 31, 2022, and December 31, 2021, respectively.

During the three months ended March 31, 2022, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $22, of which $12 and $11 was outstanding as of March 31, 2022, and December 31, 2021, respectively.

During the three months ended March 31, 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $23, of which $20 and $5 was outstanding as of March 31, 2022, and December 31, 2021, respectively.

NOTE 4 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the proprietary therapeutic compound ART27.13, formerly known as NEO1940 as an intangible asset at a value of $2,039 as of March 31, 2022, and December 31, 2021.

The amount capitalized consisted of a $1,500 payment and the fair value of 61,297 shares of common stock of $539. During the three months ended March 31, 2022, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the three months ended March 31, 2022, there were no issuances of preferred stock.

Common Shares

The Company has authorized 750,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

Warrants

A summary of activity during the three months ended March 31, 2022, follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2021	4,433,412	$4.63	2.83
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2022	4,433,412	$4.63	2.58

The intrinsic value of the warrants as of March 31, 2022, is $0. All of the outstanding warrants are exercisable as of March 31, 2022.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On February 15, 2022, 257,652 shares of common stock were returned to the option pool and on February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 2,115,051 shares to a total of 4,586,554 shares available to be issued.

During the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $624, of which $563 was for related parties, and as of March 31, 2022, $3,564 remains unamortized, of which $2,853 is for related parties. The intrinsic value of the 4,751,332 options outstanding as of March 31, 2022, is $0.

The following is a summary of stock option activity during the three months ended March 31, 2022:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	5,008,984	$1.63	9.36
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	(257,652)	1.29	9.54
Outstanding, March 31, 2022	4,751,332	$1.65	9.10

Exercisable options, March 31, 2022	1,279,584	$2.68	8.46

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of March 31, 2022, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

The following summarizes the right-of use asset and lease information about the Company’s operating lease as of March 31, 2022:

Three months ended
March 31,
2022
Lease cost:
Operating lease cost	$7

Other information:
Cash paid for operating cash flows from operating leases	$8
Right-of-use assets obtained in exchange for new operating lease liability	$-

Weighted-average remaining lease term — operating leases (year)	2.42
Weighted-average discount rate — operating leases	3.00%

Future minimum lease payments under the operating lease liability has non-cancelable lease payments at March 31, 2022 as follows:

Total
Year Ended December 31,
Remaining 9 months of 2022	25
2023	34
2024	24
Thereafter	-
83
Less: Imputed interest	(2)
Operating lease liabilities	81

Operating lease liability - current	32
Operating lease liability - non-current	$49

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

General Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in San Diego County, California. We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body. Our board of directors and management team are highly experienced and have a successful history of development, obtaining required regulatory approval and commercialization of pharmaceuticals.

Our product candidate pipeline broadly leverages leading scientific methodologies, balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a cannabinoid agonist G protein-coupled receptor (“GPCR”) targeting synthetic small molecule program, ART27.13, as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated CAReS (Cancer Appetite Recovery Study). Our second program, ART26.12 is a small molecule platform of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), being studied both a cancer therapeutic, for pain and inflammation, and in anxiety-related disorders, including post-traumatic stress disorder. In addition, we are also developing ART12.11 (“CBD cocrystal”), our patented solid-state composition of cannabidiol (“CBD”). The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

We are currently developing two patent protected product candidates that we obtained through our in-licensing activities. Our first program, ART27.13, is being developed for cancer-related anorexia. ART27.13 and is a peripherally-restricted high-potency dual CB1 and CB2 receptor full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare in June 2019. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with UK, US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time. The results of the Phase 1 stage are intended to determine the most effective and safe dose recommended for the Phase 2 portion of CAReS. We expect patient enrollment will be completed for the planned three dosing cohorts of Phase 1 in the first half of 2022 and we plan to announce results immediately after the data is verified. Depending on the results, we may elect to enroll an optional fourth cohort of six patients at a higher dose before making a determination as to which dose is selected for the Phase 2 stage of CAReS. We experienced minor delays due to COVID-19; however, we do not foresee significant impacts, but we are aware the situation could change and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath.

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic Cannabinoid Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitors	Prostate cancer and Breast cancer, pain, and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other potential indications including cancer	Pre-clinical	IBD: $7 billion PTSD: $7 billion

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

The actions of endogenous ligands can be enhanced or attenuated by targeting mechanisms that are associated with their transport within the cellular and extra cellular matrix as well as their synthesis and breakdown. Small molecule chemical modulators of the ECS can be derived from plants (phytocannabinoids), can be semi-synthetic derivatives of phytocannabinoids or endocannabinoids, or can be completely synthetic new chemical entities. We plan to develop approaches within our portfolio that address receptor binding and endocannabinoid transport modulation using only synthetic new chemical entities. Future approaches may also involve targeting synthesis or breakdown enzymes.

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

Results of Operations

The following summary of our results of operations, for the three months ended March 31, 2022, and 2021, should be read in conjunction with our interim unaudited financial statements, as included in this Form 10-Q and our audited financial statements for the four month transition period ended December 31, 2021, as included in Form 10-KT filed with the SEC on March 21, 2022.

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

The following table provides selected financial data as of March 31, 2022, and December 31, 2021.

	March 31,	December 31,
	2022	2021	Change
(In thousands)
Cash	$10,350	$12,162	$(1,812)
Total Assets	$26,704	$28,251	$(1,547)
Total Liabilities	$924	$1,084	$(160)
Stockholders’ Equity	$25,780	$27,167	$(1,387)

Balance Sheet Data

The decrease in cash was primarily due to a net loss of $2.0 million during the three months ended March 31, 2022.

For the Three Months Ended March 31, 2022, compared to the Three Months Ended March 31, 2021

	Three months ended
	March 31,
(In thousands)	2022	2021	Change
Operating Expenses
General and administrative	$1,482	$1,389	$93
Research and development	464	307	157
Total Operating Expenses	1,946	1,696	250
Loss from Operations	(1,946)	(1,696)	(250)
Other income	(19)	1	(20)
Net Loss	$(1,965)	$(1,695)	$(270)

Through March 31, 2021, we have not generated any revenues since inception.

Our operating expenses, for the three months ended March 31, 2022, was $1.9 million compared to $1.7 million for the same period in 2021. Our operating expenses were the result of research and development and general and administrative expenses, including professional fees for ongoing regulatory requirements. General and administrative expenses were consistent with the same period in the prior year and the increase in research and development expenses were primarily due to increases in payroll and subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $2.0 million and $1.7 million for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, we had cash and cash equivalents of $10.4 million and short-term investments comprised of trading marketable securities and available-for-sale investments of $13.2 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of March 31, 2022, we had an accumulated deficit of $22.9 million and working capital of $23.7 million. We believe our cash and cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2023.

Working Capital

	March 31,	December 31,
(In thousands)	2022	2021	Change
Current Assets	$24,589	$24,609	$(20)
Current Liabilities	875	1,027	(152)
Working Capital	$23,714	$23,582	$132

Cash Flows

	Three months ended
	March 31,
(In thousands)	2022	2021	Change
Cash Flows used in operating activities	$(2,053)	$(1,742)	$(311)
Cash Flows provided by (used in) investing activities	257	(2,044)	2,301
Cash Flows provided by financing activities	-	6,009	(6,009)
Effect of exchange rate changes on cash	(16)	7	(23)
Net change in cash and cash equivalents during period	$(1,812)	$2,230	$(4,042)

Our total current assets as of March 31, 2022, were $24.6 million compared to $24.6 million as of December 31, 2021. The current assets primarily consist of cash and cash equivalents of $10.4 million and $12.2 million and a total of investments classified as trading marketable securities and available-for-sale securities of $13.2 million and $12.0 million as of March 31, 2022, and December 31, 2021, respectively.

Our total current liabilities as of March 31, 2022, were $0.9 million as compared to total current liabilities of $1.0 million as of December 31, 2021. The current liabilities primarily consist of accounts payable and accrued liabilities of $0.8 million and $1.0 million, as of March 31, 2022, and December 31, 2021, respectively.

We have generated no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flows from Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $2.1 million compared to $1.7 million during the period ended March 31, 2021. The cash used in operating activities during the three months ended March 31, 2022, was primarily attributed to net loss of $2.0 million and an increase in net operating assets and liabilities of $0.7 million offset by stock-based compensation of $0.6 million. The cash used in operating activities during the three months ended March 31, 2021, was primarily attributed to net loss of $1.7 million and an increase in net operating asset and liabilities of $0.6 million offset by stock-based compensation of $0.5 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, cash flows provided by investing activities of $0.3 million consisted of $2.7 million received upon the disposition of marketable securities offset by $2.4 million invested in trading marketable securities and available-for-securities investments. During the three months ended March 31, 2021, we used $2.0 million in investment in trading marketable securities.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, we had no financing activities.

During the three months ended March 31, 2021, we received $6.0 million from exercise of warrants.

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The standard must be adopted for year ends beginning after December 15, 2021, with early adoption permitted. We adopted the standard on January 1, 2022, and the adoption of this standard did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•

We are currently receiving Research and Development, or R&D, tax credits from the United Kingdom (“UK”) in connection with our clinical trials being conducted in the UK. If the UK government discontinues these tax credits, or we decide to conduct our clinical trials in another jurisdiction, our costs to develop our product candidates could increase significantly.

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

•	the potential costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property;

•	the costs associated with attracting and retaining skilled personnel;

•	the costs associated with being a public company;

•	the cost of defending intellectual property disputes; and

•	the cost of marketing and generating revenues for any of our product candidates.

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

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as we are currently doing. This effectively reduces the costs, and the cash we use, for our current trials. Should the UK government discontinue, or not renew, these R&D tax credits, or if we decide to conduct our R&D or clinical trials elsewhere, our cash use would increase significantly which may require us to raise even more additional capital to complete the development of our product candidates.

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are vital to our business.

We are a party to license agreements with NEOMED Institute and the Research Foundation at Stony Brook University, pursuant to which we in-license key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In particular, on April 24, 2019, we exercised our option (the “Option Exercise”) pursuant to the Material and Data Transfer, Option and License Agreement with NEOMED dated as of December 20, 2017, as amended on January 4, 2019 (the “NEOMED Agreement”). In the future, if we are found not to be in compliance with the NEOMED Agreement, our license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”), or any other license agreements it could materially adversely affect our business, results of operations, financial condition and prospects. If we fail to comply with any of our license obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. We may enter into additional licensing agreements in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

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

The full impact of the COVID-19 pandemic on our clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on our business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the US and global economy and drug product manufacturing and supply chain may also adversely affect our clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, mask-wearing, and similar measures, such as proof of vaccination cards (or vaccination passports), mandated booster shots, as well as business closures, travel restrictions, and stresses on healthcare systems and our clinical trial sites, our ability to recruit participants for its clinical trials may be significantly impacted, and we may not be able to commence or complete its clinical trials as currently planned. We may also be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or some time after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations.

Our business objective is to pursue the licensing, development and commercialization of therapeutic treatments that modulate lipid-signaling pathways, including the endocannabinoid system. We have limited operating history as a medical research company engaged in biopharmaceutical research upon which an evaluation of our company and our prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our product development research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

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

One of the key elements of our business strategy is to license technologies or compounds from companies and/or research institutions. We may not be able to identify technologies or compounds that are commercially viable, or that are available for licensure under acceptable terms. If we are able to identify suitable technologies or compounds, we may be unable to successfully negotiate a license, or maintain the licensing and collaboration arrangements necessary to develop and commercialize any product candidates. We may be unable to compete for licenses to available technologies and compounds with companies that are more established than us and have greater financial resources than us. Even if we are successful in licensing programs, we may not be able to satisfy development requirements should we be unable to raise additional funding.

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

Our operations and financial results could be adversely impacted by the COVID-19 pandemic.

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

As with most biopharmaceutical products, use of our product candidates could be associated with side effects or adverse events which can vary in severity and frequency. Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business if we are found liable.

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

We currently do not have sales, marketing or distribution capabilities and do not have experience as a company in commercializing products. If we develop internal sales, marketing, and distribution organization, this would require significant capital expenditures, management resources and time, and we would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

We are conducting a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply certain cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess required licenses. If we are unable to conduct research at institutions that possess required licenses, or if those licenses are not obtained or renewed in the future, we may not be in a position to engage in or carry out research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the US or the UK, and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research at the University of Western Ontario, and in Ireland, where we currently have a research collaboration with Trinity College Dublin.

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

Manufacturing in the United States. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States for clinical material, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of any future product candidates, if the active ingredient in the final dosage form is a cannabinoid and is currently a Schedule I controlled substance it would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’ procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

Distribution in the United States. If any of our product candidates is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA and state registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If any of our product candidates is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems, and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying either or both products. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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

We are substantially dependent on initial and continued market acceptance and proliferation of cannabinoid-derived therapeutic treatments, and specifically ART12.11, our CBD cocrystal. We believe that as cannabinoid-derived products become more widely accepted by the medical and scientific communities and the public at large, stigma associated with cannabinoid-derived products and treatments will moderate and, as a result, consumer demand is likely to continue to grow. However, we cannot predict the future growth rate and size of the market, assuming that the regulatory framework is favorable of which there can be no assurance. Any negative outlook on cannabinoid-derived products and treatments could adversely affect our business prospects.

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

In the event that we decide to commence research based on plant-derived cannabinoids in the US, obtaining and maintaining necessary insurance coverage, for such things as workers compensation, general liability, product liability and directors’ and officers’ insurance, may be more difficult and expensive for us to find because of our research directions utilizing cannabinoids. There can be no assurance that we will be able to find such insurance, if needed, or that the cost of coverage will be affordable or cost-effective. If, either because of unavailability or cost prohibitive reasons, we are compelled to operate without insurance coverage, we may be prevented from entering certain business sectors, experience inhibited growth potential and/or expose us to additional risks and financial liabilities.

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

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable service providers to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock awards that vest over time. The value to service providers of stock options and restricted stock awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our success depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers and scientific and medical personnel. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition, and results of operations.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. We were then afforded a second grace period of an additional 180 calendar days, or until September 12, 2022, to regain compliance with the Minimum Bid Price Rule. If we have not regained compliance with the Minimum Bid Price Rule within such time period, we will receive a written delisting notice from Nasdaq that our common stock will be delisted from the Nasdaq Capital Market

If we fail to effect a reverse stock split which allows us to regain compliance with the Minimum Bid Price Rule, our stock may be delisted. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-199213	10/8/2014
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 2, 2017 with an effective date of February 10, 2017.	8-K	333-199213	2/9/2017
3.3	Certificate of Change.	8-K	333-199213	4/17/2017
3.4	Certificate of Change.	10-K	001-38951	11/29/2021
3.5	Bylaws	S-1	333-199213	10/8/2014
3.6	Amendment to the Bylaws	8-K	333-199213	3/10/2022
4.1	Description of Securities	10-KT	001-38951	03/21/2022
10.1#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.2	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.3#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.4	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.5	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.6	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.7	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.8	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.9+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.10#	2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.11#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.12+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: May 12, 2022	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

