Form 10-Q
period 2022-06-30
ARTELO BIOSCIENCES, INC.
filed 2022-08-09
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

42,593,981 shares of common stock issued and outstanding as of August 8, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,122	$12,162
Trading marketable securities	7,211	11,951
Available-for-sale securities (amortized cost of $2,023 and $0, respectively)	1,989	-
Prepaid expenses and other current assets	826	496
Deferred offering costs	134	-
Total Current Assets	22,282	24,609
Intangible asset	2,039	2,039
Available-for-sale securities (amortized cost of $0 and $1,524, respectively)	-	1,519
Operating lease right-of-use assets	81	81
Other assets	3	3
TOTAL ASSETS	$24,405	$28,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$432	$975
Due to related parties	50	21
Operating lease liabilities - current portion	45	31
Total Current Liabilities	527	1,027

Operating lease liabilities	40	57
TOTAL LIABILITIES	567	1,084

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001 per share, 6,250,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 750,000,000 shares authorized, 42,593,981 and 42,301,013 shares issued and outstanding, respectively	42	42
Additional paid-in capital	49,324	48,081
Accumulated deficit	(25,352)	(20,938)
Accumulated other comprehensive loss	(176)	(18)
Total Stockholders’ Equity	23,838	27,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,405	$28,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative	$1,415	$1,284	$2,897	$2,673
Research and development	1,056	970	1,520	1,277
Total Operating Expenses	2,471	2,254	4,417	3,950

Loss from Operations	(2,471)	(2,254)	(4,417)	(3,950)

OTHER INCOME
Interest income	1	1	2	1
Net change in fair value of marketable securities	21	1	1	2
Total other income	22	2	3	3

Provision for income taxes	-	-	-	-

NET LOSS	$(2,449)	$(2,252)	$(4,414)	$(3,947)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale securities	(7)	-	(29)	-
Foreign currency translation adjustments	(105)	(18)	(129)	(16)
Total Other Comprehensive Income (Loss)	(112)	(18)	(158)	(16)

TOTAL COMPREHENSIVE LOSS	$(2,561)	$(2,270)	$(4,572)	$(3,963)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.10)	$(0.10)	$(0.18)

Basic and Diluted Weighted Average Common Shares Outstanding	42,456	23,372	42,379	21,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2021	42,301	$42	$48,081	$(20,938)	$(18)	$27,167

Stock based compensation	-	-	624	-	-	624
Net loss for the period	-	-	-	(1,965)	-	(1,965)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, March 31, 2022	42,301	$42	$48,705	$(22,903)	$(64)	$25,780

Common shares issued for commitment fee	293	-	-	-	-	-
Stock based compensation	-	-	619	-	-	619
Net loss for the period	-	-	-	(2,449)	-	(2,449)
Other comprehensive loss	-	-	-	-	(112)	(112)
Balance, June 30, 2022	42,594	$42	$49,324	$(25,352)	$(176)	$23,838

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2020	15,111	$15	$19,910	$(11,531)	$41	$8,435

Common shares issued for exercise of warrants	8,022	8	6,008	-	-	6,016
Common shares issued for services - officers	-	-	11	-	-	11
Stock based compensation	-	-	519	-	-	519
Net loss for the period	-	-	-	(1,695)	-	(1,695)
Other comprehensive income	-	-	-	-	2	2
Balance, March 31, 2021	23,133	$23	$26,448	$(13,226)	$43	$13,288

Common shares issued for cash, net of share issuance costs	1,101	1	1,203	-	-	1,204
Common shares issued for services - officers	-	-	7	-	-	7
Stock option expense	-	-	609	-	-	609
Net loss for the period	-	-	-	(2,252)	-	(2,252)
Other comprehensive loss	-	-	-	-	(18)	(18)
Balance, June 30, 2021	24,234	$24	$28,267	$(15,478)	$25	$12,838

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,414)	$(3,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,243	1,146
Net change in fair value of marketable securities	(1)	(2)
Non-cash lease expense	19	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(330)	72
Accounts payable and accrued liabilities	(543)	(613)
Accounts payable – related parties	29	-
Fixed cash payments related to operating leases	(22)	(2)
Net cash used in operating activities	(4,019)	(3,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(2,687)	(4,833)
Investment in available-for-sale securities	(499)	-
Proceeds from disposition of marketable securities	7,428	1,500
Net cash provided by (used in) investing activities	4,242	(3,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	-	1,204
Payment of stock issuance costs	(134)	-
Proceeds from exercise of warrants	-	6,016
Repayments to related parties	-	(7)
Net cash provided by (used in) financing activities	(134)	7,213

Effect of exchange rate changes on cash	(129)	(9)

Net change in cash and cash equivalents	(40)	527
Cash and cash equivalents – beginning of period	12,162	5,783
Cash and cash equivalents – end of period	$12,122	$6,310

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of right-of-use asset	$20	$97
Unrealized loss from available-for-sale securities	$29	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2022

(In thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Liquidity

The Company has incurred losses since inception and a net loss of $4.4 million during the six months ended June 30, 2022. However, in November 2021, we completed an equity offering which generated net proceeds of $18.3 million. Consequently, our existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out our planned operations through the end of 2023. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of the Company’s common stock, over the thirty-six (36) month term of the purchase agreement. As of June 30, 2022, there have been no amounts drawn from the Equity Line.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the four-month transition period ended December 31, 2021, contained in the Company’s Form 10-KT filed on March 21, 2022.

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

For the six months ended June 30, 2022, and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,	June 30,
	2022	2021
Stock options	4,720,184	2,966,934
Warrants	4,051,319	4,433,412
	8,771,503	7,400,346

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $12.1 million and $12.2 million in cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of June 30, 2022, was approximately $11.6 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading securities, had an outstanding balance of $7.2 million and $12.0 million as of June 30, 2022, and December 31, 2021, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale investments had an outstanding balance of $2.0 million and $1.5 million as of June 30, 2022, and December 31, 2021, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2022, and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$6,461	$-	$6,461
Asset-backed securities	-	750	-	750
	-	7,211	-	7,211

Available-for sale securities
US Treasury	-	1,989	-	1,989
	-	1,989	-	1,989

	$-	$9,200	$-	$9,200

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$10,486	$-	$10,486
Asset-backed securities	-	1,165	-	1,165
Corporate debt securities	-	300	-	300
	-	11,951	-	11,951

Available-for sale securities
US Treasury	-	1,519	-	1,519
	-	1,519	-	1,519

	-	13,470	-	13,470

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $20, of which $4 and $5 was outstanding, as of June 30, 2022, and December 31, 2021, respectively.

During the six months ended June 30, 2022, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $65, of which $21 and $11 was outstanding as of June 30, 2022, and December 31, 2021, respectively.

During the six months ended June 30, 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $45, of which $25 and $5 was outstanding as of June 30, 2022, and December 31, 2021, respectively.

NOTE 4 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the proprietary therapeutic compound ART27.13, formerly known as NEO1940 as an intangible asset at a value of $2.0 million as of June 30, 2022, and December 31, 2021.

The amount capitalized consisted of a $1.5 million payment and the fair value of 61,297 shares of common stock of $539. During the six months ended June 30, 2022, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 6,250,000 shares of preferred stock with a par value of $0.001 per share.

During the six months ended June 30, 2022, there were no issuances of preferred stock. No preferred stock was issued and outstanding as of June 30, 2022.

Common Shares

The Company has authorized 750,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

On May 13, 2022, the Company entered into a purchase agreement and a registration rights agreement (together, the “Lincoln Park Agreements”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase by Lincoln Park of up to $20.0 million worth of the Company’s common stock, over the thirty-six (36) month term of the Lincoln Park Agreements. The Company issued to Lincoln Park 292,968 shares of its common stock as commitment shares in consideration for entering into the Lincoln Park Agreements and received no funds in exchange for such commitment shares. Upon initiation of the Lincoln Park Agreements, the Company recorded $134 as a deferred offering cost. As of June 30, 2022, the Company had not issued any equity in accordance with the terms of the Lincoln Park Agreements, and as such, the balance of deferred offering costs was $134.

Warrants

A summary of activity during the six months ended June 30, 2022, follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2021	4,433,412	$4.63	2.83
Forfeited	-	-	-
Expired	(382,093)	8.38	-
Exercised	-	-	-
Outstanding, June 30, 2022	4,051,319	$4.28	2.56

The intrinsic value of the warrants as of June 30, 2022, is $0. All of the outstanding warrants are exercisable as of June 30, 2022.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On February 15, 2022, 257,652 shares of common stock were returned to the option pool and on February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 2,115,051. Such additional shares were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 7, 2022. On May 15, 2022, an additional 91,148 shares were returned to the option pool.

In June 2022, the Company granted options to certain directors of the Company to purchase a total of 60,000 shares of the Company’s common stock with an exercise price of $0.33 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is June 24, 2022.

As of June 30, 2022, 4,617,702 shares are available to be issued under the 2018 Plan.

During the six months ended June 30, 2022, the Company granted 60,000 options valued at $18. During the six months ended June 30, 2022, the Company recognized stock-based compensation expense of $1.2 million, of which $1.1 million was for related parties, and as of June 30, 2022, $3.0 million remains unamortized, of which $2.3 million is for related parties. The intrinsic value of the 4,720,184 options outstanding as of June 30, 2022, is $0.

The following is a summary of stock option activity during the six months ended June 30, 2022:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	5,008,984	$3.57	9.36
Granted	60,000	0.33	10.00
Exercised	-	-	-
Forfeited/canceled	(348,800)	1.65	9.33
Outstanding, June 30, 2022	4,720,184	$1.62	8.87

Exercisable options, June 30, 2022	1,253,380	$2.63	8.20

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of June 30, 2022, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 7 - LEASES

On May 12, 2021, the Company entered into a lease arrangement for office space with Beckman/Lomas LLC, an entity controlled by a close family member of a director. Effective June 1, 2022, the related party had divested its interests in the property, and as such, will no longer constitute a related party transaction. On April 19, 2022, the Company entered into a lease arrangement for office space with an annual rent of $13 (£11) and the term from April 2022 through September 2023.

The following summarizes the right-of use asset and lease information about the Company’s operating lease as of June 30, 2022:

	Six months ended
	June 30,
	2022	2021
Lease cost
Operating lease cost	$19	$3

Other information
Cash paid for operating cash flows from operating leases	$22	$3
Right-of-use assets obtained in exchange for new operating lease liability	$20	$97

Weighted-average remaining lease term — operating leases (year)	2.03	3.17
Weighted-average discount rate — operating leases	2.98%	3.00%

Future non-cancelable minimum lease payments under the operating lease liability as of June 30, 2022, are as follows:

Total
Year Ended December 31,
2022 - Remaining 6 months	23
2023	41
2024	24
Thereafter	-
88
Less: Imputed interest	(3)
Operating lease liabilities	85

Operating lease liability - current	45
Operating lease liability - non-current	$40

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
• •

any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;

geopolitical tensions, including the war in Ukraine, that can disrupt investment, supply chains and the economy generally;

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

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a cannabinoid agonist G protein-coupled receptor (“GPCR”) targeting synthetic small molecule program, ART27.13, as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule lead product candidate from our platform of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), undergoing pre-clinical research as a potential cancer therapeutic, for pain and inflammation, and in anxiety-related disorders, including post-traumatic stress disorder. In addition, we are also developing ART12.11 (“CBD cocrystal”), our patented solid-state composition of cannabidiol (“CBD”). The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

Two of our patent protected product candidates we obtained through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare in June 2019, which had obtained rights to ART27.13. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with UK, US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time. The results of the Phase 1 stage are intended to determine the most effective and safe dose recommended for the Phase 2 portion of CAReS. We recently completed enrollment for the planned first three dosing cohorts and, per the approved protocol, we elected to enroll a fourth cohort of six patients at a higher dose before making a determination as to which dose is selected for the Phase 2 stage of CAReS. We experienced minor delays due to COVID-19; however, we do not foresee significant ongoing impacts, and anticipate commencing enrollment on the stage 2 portion of cares before the end of 2022.  We are aware the situation could change and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath or any other global disruption.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”), and our lead program is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be highly specific and potent small molecule inhibitors of FABP5. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, and anxiety, FABP5 plays an important role in lipid signaling and is believed to be an attractive strategy for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”) and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. Based upon recently disclosed positive pre-clinical evidence of promising activity and a differentiated mechanism-of-action for the prevention and treatment of Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate, ART26.12. CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN from the regulatory authorities in the US, UK or EU.  The ART26.12 program is in the beginning stages of regulatory-enabling studies. We anticipate first-in-human studies could begin in late 2023, and more likely 2024 depending, in part, on the ongoing impact of the COVID-19 global pandemic (“Pandemic”), the ability of selected contract research organizations to source materials and resources, including animals, in order to perform required studies, and the review and approval process with the regulatory authorities, such as the FDA in the US. The Pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

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

Presently, we have two US patents, one US patent application, and eight foreign patent applications directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will have superior pharmaceutical properties compared to non-cocrystal CBD products under development at other competing companies to treat cancer, Inflammatory Bowel Disease (“IBD”), PTSD, and other potential indications.

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitors	Chemotherapy Induced Peripheral Neuropathy, Prostate cancer and Breast cancer, pain, and Post-Traumatic Stress Disorder (PTSD)	Pre-clinical	CIPN: >$1 billion Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other potential indications including cancer	Pre-clinical	IBD: $7 billion PTSD: $7 billion

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

Results of Operations

The following summary of our results of operations, for the six months ended June 30, 2022, and 2021, should be read in conjunction with our interim unaudited financial statements, as included in this Form 10-Q and our audited financial statements for the four-month transition period ended December 31, 2021, as included in Form 10-KT filed with the SEC on March 21, 2022.

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

The following table provides selected financial data as of June 30, 2022, and December 31, 2021.

	June 30,	December 31,
(In thousands)	2022	2021	Change
Cash	$12,122	$12,162	$(40)
Total Assets	$24,405	$28,251	$(3,846)
Total Liabilities	$567	$1,084	$(517)
Stockholders’ Equity	$23,838	$27,167	$(3,329)

Balance Sheet Data

The decrease in assets was primarily due to the net loss of $4.4 million during the six months ended June 30, 2022.

For the Three Months Ended June 30, 2022, compared to the Three Months Ended June 30, 2021

	Three months ended
	June 30,
(In thousands)	2022	2021	Change
Operating Expenses
General and administrative	$1,415	$1,284	$131
Research and development	1,056	970	86
Total Operating Expenses	2,471	2,254	217
Loss from Operations	(2,471)	(2,254)	(217)
Other income	22	2	20
Net Loss	$(2,449)	$(2,252)	$(197)

Through June 30, 2022, we have not generated any revenues since inception.

Our operating expenses, for the three months ended June 30, 2022, was $2.5 million compared to $2.3 million for the same period in 2021. Our operating expenses were the result of research and development and general and administrative expenses, including professional fees for ongoing regulatory requirements. Increases in general and administrative expenses were primarily the result of increases in consulting expenditures, attendance at conferences, legal fees and insurance expense and the increase in research and development expenses were primarily due to increases in payroll and subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

For the Six Months Ended June 30, 2022, compared to the Six Months Ended June 30, 2021

	Six months ended
	June 30,
(In thousands)	2022	2021	Change
Operating Expenses
General and administrative	$2,897	$2,673	$224
Research and development	1,520	1,277	243
Total Operating Expenses	4,417	3,950	467
Loss from Operations	(4,417)	(3,950)	(467)
Other income	3	3	-
Net Loss	$(4,414)	$(3,947)	$(467)

Through June 30, 2022, we have not generated any revenues since inception.

Our operating expenses, for the six months ended June 30, 2022, were $4.4 million compared to $4.0 million for the same period in 2021. Our operating expenses were the result of research and development and general and administrative expenses, including professional fees for ongoing regulatory requirements. Increases in general and administrative expenses were primarily the result of increases in consulting expenditures, attendance at conferences, legal fees and insurance expense and the increase in research and development expenses were primarily due to increases in payroll and subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $4.4 million and $4.0 million for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, we had cash and cash equivalents of $12.1 million and short-term investments comprised of trading marketable securities and available-for-sale investments of $9.2 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of June 30, 2022, we had an accumulated deficit of $25.4 million and working capital of $21.8 million. We believe our cash and cash equivalents and marketable securities will be sufficient to fund our operations through the end of 2023.

Working Capital

	June 30,	December 31,
(In thousands)	2022	2021	Change
Current Assets	$22,282	$24,609	$(2,327)
Current Liabilities	527	1,027	(500)
Working Capital	$21,755	$23,582	$(1,827)

Cash Flows

	Six months ended
	June 30,
(In thousands)	2022	2021	Change
Cash Flows used in operating activities	$(4,019)	$(3,344)	$(675)
Cash Flows provided by (used in) investing activities	4,242	(3,333)	7,575
Cash Flows provided by (used in) financing activities	(134)	7,213	(7,347)
Effect of exchange rate changes on cash	(129)	(9)	(120)
Net change in cash and cash equivalent during the period	$(40)	$527	$(567)

Our total current assets as of June 30, 2022, were $22.3 million compared to $24.6 million as of December 31, 2021. The current assets primarily consist of cash and cash equivalents of $12.1 million and $12.2 million and a total of investments classified as trading marketable securities and available-for-sale securities of $9.2 million and $12.0 million as of June 30, 2022, and December 31, 2021, respectively.

Our total current liabilities as of June 30, 2022, were $0.5 million as compared to total current liabilities of $1.0 million as of December 31, 2021. The current liabilities primarily consist of accounts payable and accrued liabilities of $0.4 million and $1.0 million, as of June 30, 2022, and December 31, 2021, respectively.

We have generated no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

On May 13, 2022, we entered into a purchase agreement and a registration rights agreement (together, the “Lincoln Park Agreements”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), providing for the sale of up to $20.0 million worth of our common stock over the thirty-six-month term of the Lincoln Park Agreements.

Under the terms and subject to the conditions of the Lincoln Park Agreements, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20.0 million worth of shares of our common stock. Such future sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our option, over the thirty-six-month term of the Lincoln Park Agreements. In addition to regular purchases, we may also under certain circumstances direct Lincoln Park to purchase other amounts as accelerated purchases. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park Agreements will depend on a variety of factors to be determined by us from time to time. The net proceeds under the Lincoln Park Agreements to us will depend on the frequency and prices at which we sell shares of our stock to Lincoln Park. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

Cash Flows from Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $4.0 million compared to $3.3 million during the period ended June 30, 2021. The cash used in operating activities during the six months ended June 30, 2022, was primarily attributed to net loss of $4.4 million and an increase in net operating assets and liabilities of $0.8 million offset by stock-based compensation of $1.2 million. The cash used in operating activities during the six months ended June 30, 2021, was primarily attributed to net loss of $4.0 million and an increase in net operating asset and liabilities of $0.5 million offset by stock-based compensation of $1.1 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash flows provided by investing activities of $4.2 million consisted of $7.4 million received upon the disposition of marketable securities offset by $3.2 million invested in trading marketable securities and available-for-securities investments. During the six months ended June 30, 2021, we invested $3.3 million in trading marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, cash flows used in financing activities were comprised of stock issuance costs of $0.1 million.

During the six months ended June 30, 2021, cash flows from financing activities were comprised of $6.0 million from the exercise of warrants and $1.2 million from the issuance of common stock.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ‘These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. We are currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

As described in Part I, Item 2. of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into the Lincoln Park Agreements with Lincoln Park which provide, among other things, for the sale by us to Lincoln Park of up to $20.0 million in shares of our common stock, subject to the terms of the Lincoln Park Agreements. Though we have the right, but not the obligation, to sell to Lincoln Park shares of our common stock under the Lincoln Park Agreements, market conditions may not

Under the terms of the Lincoln Park Agreements, we are prohibited from effecting or entering into an agreement to effect any issuance by us or our subsidiaries of shares of our common stock involving the issuance of any floating conversion rate or variable priced equity-like securities, not including the prohibition of the issuance and sale of shares of our common stock pursuant to an “at-the-market offering” by us exclusively through a registered broker-dealer acting our agent pursuant to a written agreement between us and such registered broker-dealer.

We are currently receiving Research and Development (“R&D”), tax credits from the UK in connection with our clinical trials being conducted in the UK. If the UK government discontinues or reduces these tax credits, or we decide to conduct our clinical trials somewhere else, our costs to develop our product candidates would increase significantly.

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as we are currently doing. This effectively reduces the costs, and the cash we use, for our current trials. Should the UK government discontinue, reduce, or not renew, these R&D tax credits, or if we decide to conduct our R&D or clinical trials elsewhere, our cash use would increase significantly which may require us to raise even more additional capital to complete the development of our product candidates.

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

Geopolitical tensions, including the war in Ukraine, may disrupt investment in our business, supply chains carrying required materials and the movement of people globally. Such disruptions may adversely affect our clinical trials and our business generally.

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

We are conducting a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply certain cannabinoids for medical research are granted by the Home Office on an annual basis. We currently possess the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess required licenses. If we are unable to conduct research at institutions that possess required licenses, or if those licenses are not obtained or renewed in the future, we may not be in a position to engage in or carry out research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the US or the UK, and to import into the recipient country. We may also conduct a portion of our research in Canada, where we are currently collaborating on certain research at the University of Western Ontario, and in Ireland, where we currently have multiple research collaborations with Trinity College Dublin.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. We were then afforded a second grace period of an additional 180 calendar days, or until September 12, 2022, to regain compliance with the Minimum Bid Price Rule. If we have not regained compliance with the Minimum Bid Price Rule within such time period, we will receive a written delisting notice from Nasdaq that our common stock will be delisted from the Nasdaq Capital Market. We have not yet received notification from Nasdaq confirming we have regained compliance.

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

We may from time to time issue additional shares of common stock at a discount from the current market price of our common stock, including potential sales of our equity to Lincoln Park as described above. As a result, our stockholders would experience immediate dilution upon the purchase of any of our securities sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders could experience additional dilution and, as a result, our stock price may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	S-1	333-264967	5/16/2022
3.2	Bylaws	S-1	333-199213	10/8/2014
3.3	Amendment to the Bylaws	8-K	333-199213	3/10/2022
4.1	Description of Securities	10-KT	001-38951	03/21/2022
10.1	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.2	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.7	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.8	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.9	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.10	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.11+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.12#	2018 Equity Incentive Plan	S-8	333-264183	4/7/2022
10.13#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.14+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: August 9, 2022	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

