Form 10-Q
period 2022-09-30
ARTELO BIOSCIENCES, INC.
filed 2022-11-08
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ARTL	The NasdaqStock Market, LLC
Warrants	ARTLW	The Nasdaq Stock Market, LLC

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

2,855,688 shares of common stock issued and outstanding as of November 7, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,136	$12,162
Trading marketable securities	10,859	11,951
Available-for-sale securities (amortized cost of $1,524 and $0, respectively)	1,488	-
Prepaid expenses and other current assets	686	496
Deferred offering costs	134	-
Total Current Assets	20,303	24,609
Intangible asset	2,039	2,039
Available-for-sale securities (amortized cost of $0 and $1,524, respectively)	-	1,519
Operating lease right-of-use assets	70	81
Other assets	3	3
TOTAL ASSETS	$22,415	$28,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$411	$975
Due to related parties	27	21
Operating lease liabilities - current portion	42	31
Total Current Liabilities	480	1,027

Operating lease liabilities	32	57
TOTAL LIABILITIES	512	1,084

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, 2,855,688 and 2,820,068 shares issued and outstanding, respectively	3	3
Additional paid-in capital	49,970	48,120
Accumulated deficit	(27,682)	(20,938)
Accumulated other comprehensive loss	(388)	(18)
Total Stockholders' Equity	21,903	27,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,415	$28,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative	$1,316	$1,211	$4,213	$3,884
Research and development	1,078	1,034	2,598	2,311
Total Operating Expenses	2,394	2,245	6,811	6,195

Loss from Operations	(2,394)	(2,245)	(6,811)	(6,195)

OTHER INCOME (EXPENSE)
Interest income	-	-	2	1
Interest expense	(5)	-	(5)	-
Net change in fair value of marketable securities	69	-	70	2
Total other income	64	-	67	3

Provision for income taxes	-	-	-	-

NET LOSS	$(2,330)	$(2,245)	$(6,744)	$(6,192)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale securities	(2)	-	(31)	-
Foreign currency translation adjustments	(210)	(12)	(339)	(28)
Total Other Comprehensive Loss	(212)	(12)	(370)	(28)

TOTAL COMPREHENSIVE LOSS	$(2,542)	$(2,257)	$(7,114)	$(6,220)

Basic and Diluted Loss per Common Share	$(0.82)	$(1.37)	$(2.38)	$(3.97)

Basic and Diluted Weighted Average Common Shares Outstanding	2,849	1,635	2,833	1,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2021	2,820	$3	$48,120	$(20,938)	$(18)	$27,167

Stock based compensation	-	-	624	-	-	624
Net loss for the period	-	-	-	(1,965)	-	(1,965)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, March 31, 2022	2,820	$3	$48,744	$(22,903)	$(64)	$25,780

Common shares issued for commitment fee	20	-	-	-	-	-
Stock based compensation	-	-	619	-	-	619
Net loss for the period	-	-	-	(2,449)	-	(2,449)
Other comprehensive loss	-	-	-	-	(112)	(112)
Balance, June 30, 2022	2,840	$3	$49,363	$(25,352)	$(176)	$23,838

Reverse stock split adjustment	16	-	-	-	-	-
Stock based compensation	-	-	607	-	-	607
Net loss for the period	-	-	-	(2,330)	-	(2,330)
Other comprehensive loss	-	-	-	-	(212)	(212)
Balance, September 30, 2022	2,856	$3	$49,970	$(27,682)	$(388)	$21,903

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2020	1,008	$1	$19,924	$(11,531)	$41	$8,435

Common shares issued for exercise of warrant	535	1	6,015	-	-	6,016
Common shares issued for services - officers	-	-	11	-	-	11
Stock based compensation	-	-	519	-	-	519
Net loss for the period	-	-	-	(1,695)	-	(1,695)
Other comprehensive income	-	-	-	-	2	2
Balance, March 31, 2021	1,543	$2	$26,469	$(13,226)	$43	$13,288

Common shares issued for cash, net of share issuance costs	73	-	1,204	-	-	1,204
Common shares issued for services - officers	-	-	7	-	-	7
Stock based compensation	-	-	609	-	-	609
Net loss for the period	-	-	-	(2,252)		(2,252)
Other comprehensive loss	-	-	-	-	(18)	(18)
Balance, June 30, 2021	1,616	$2	$28,289	$(15,478)	$25	$12,838

Common shares issued for cash	28	-	397	-	-	397
Common shares issued for services - officers	-	-	3	-	-	3
Stock based compensation	-	-	502	-	-	502
Net loss for the period	-	-	-	(2,245)	-	(2,245)
Other comprehensive loss	-	-	-	-	(12)	(12)
Balance, September 30, 2021	1,644	$2	$29,191	$(17,723)	$13	$11,483

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,744)	$(6,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,850	1,651
Net change in fair value of marketable securities	(70)	(2)
Non-cash lease expense	28	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(191)	17
Accounts payable and accrued liabilities	(562)	(342)
Accounts payable - related parties	6	5
Fixed cash payments related to operating leases	(32)	(2)
Net cash used in operating activities	(5,715)	(4,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(10,542)	(5,029)
Investment in available-for-sale securities	(499)	-
Proceeds from disposition of marketable securities	11,678	3,100
Proceeds from disposition of available-for-sale securities	525	-
Net cash provided by (used in) investing activities	1,162	(1,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	-	1,601
Payment of stock issuance costs	(134)	-
Proceeds from exercise of warrants	-	6,016
Repayments to related parties	-	(7)
Net cash provided by (used in) financing activities	(134)	7,610

Effect of exchange rate changes on cash	(339)	(23)

Net change in cash and cash equivalents	(5,026)	803
Cash and cash equivalents - beginning of period	12,162	5,783
Cash and cash equivalents - end of period	$7,136	$6,586

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset	$20	$97
Unrealized loss from available-for-sale securities	$31	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2022

(In thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation. The Company was incorporated on May 2, 2011, and is currently based in San Diego County, California. The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”), and the Company’s fiscal year end is December 31.

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

Liquidity

The Company has incurred losses since inception and a net loss of $6,744 during the nine months ended September 30, 2022. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the first half of 2024. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s common stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of September 30, 2022, there have been no sales under the Equity Line.

Reverse stock split

On August 8, 2022, the Company, filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to effect a one-for-fifteen (1-for-15) reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock, par value $0.001 per share. The Reverse Split was effective as of August 10, 2022.

As a result of the Reverse Split, the number of authorized shares of Common Stock has been reduced from 750,000,000 to 50,000,000, while the number of authorized shares of the Company’s preferred stock has been reduced from 6,250,000 to 416,667.

All share and per share information in these financial statements retroactively reflect this Reverse Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the four-month transition period ended December 31, 2021, contained in the Company’s Form 10-KT filed on March 21, 2022.

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

For the nine months ended September 30, 2022, and 2021, respectively, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,	September 30,
	2022	2021
Stock options	313,109	190,613
Warrants	270,053	295,601
	583,162	486,214

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,136 and $12,162 in cash and cash equivalents at September 30, 2022, and December 31, 2021, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of September 30, 2022, was approximately $6,600. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading securities, had an outstanding balance of $10,859 and $11,951 as of September 30, 2022, and December 31, 2021, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale investments had an outstanding balance of $1,488 and $1,519 as of September 30, 2022, and December 31, 2021, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of September 30, 2022, and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Trading marketable securities
Commercial paper	$-	$10,859	$-	$10,859
	-	10,859	-	10,859

Available-for sale securities
US Treasury	-	1,488	-	1,488
	-	1,488	-	1,488

	$-	$12,347	$-	$12,347

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Trading marketable securities
Commercial paper	$-	$10,486	$-	$10,486
Asset-backed securities	-	1,165	-	1,165
Corporate debt securities	-	300	-	300
	-	11,951	-	11,951

Available-for sale securities
US Treasury	-	1,519	-	1,519
	-	1,519	-	1,519

	-	13,470	-	13,470

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $30, of which $4 and $5 was outstanding, as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 30, 2022, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $88, of which $5 and $11 was outstanding as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 30, 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $61, of which $18 and $5 was outstanding as of September 30, 2022, and December 31, 2021, respectively.

NOTE 4 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the proprietary therapeutic compound ART27.13, formerly known as NEO1940 as an intangible asset at a value of $2,039 as of September 30, 2022, and December 31, 2021.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the nine months ended September 30, 2022, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

During the nine months ended September 30, 2022, there were no issuances of preferred stock. No preferred stock was issued and outstanding as of September 30, 2022.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

On May 13, 2022, the Company entered into a purchase agreement and a registration rights agreement (together, the “Lincoln Park Agreements”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase by Lincoln Park of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the Lincoln Park Agreements. The Company issued to Lincoln Park 19,532 shares of its Common Stock as commitment shares in consideration for entering into the Lincoln Park Agreements and received no funds in exchange for such commitment shares. Upon initiation of the Lincoln Park Agreements, the Company recorded $134 as a deferred offering cost. As of September 30, 2022, the Company had not issued any equity in accordance with the terms of the Lincoln Park Agreements, and as such, the balance of deferred offering costs was $134.

Warrants

A summary of activity during the nine months ended September 30, 2022, follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2021	295,601	$69.45	2.83
Forfeited	-	-	-
Expired	(25,548)	125.92	-
Exercised	-	-	-
Outstanding, September 30, 2022	270,053	$64.16	2.30

The intrinsic value of the warrants as of September 30, 2022, is $0. All of the outstanding warrants are exercisable as of September 30, 2022.

Stock Options

Amended and Restated 2018 Equity Incentive Plan

On February 15, 2022, 17,177 shares of Common Stock were returned to the option pool and on February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 141,003. Such additional shares were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 7, 2022. On May 15, 2022, and July 20, 2022, an additional 6,077 and 1,584 shares, respectively, were returned to the option pool.

In June 2022, the Company granted options to certain directors of the Company to purchase a total of 4,002 shares of the Company’s Common Stock with an exercise price of $4.89 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is June 24, 2022.

As of September 30, 2022, 622,526 shares are available to be issued under the 2018 Plan.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Nine months ended
September 30,
2022
Expected term	5.50 years
Expected average volatility	153%
Expected dividend yield	-
Risk-free interest rate	3.18%

During the nine months ended September 30, 2022, the Company granted 4,002 options valued at $18. During the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $1,850, of which $1,668 was for related parties, and as of September 30, 2022, $2,356 remains unamortized, of which $1,766 is for related parties. The intrinsic value of the 313,109 options outstanding as of September 30, 2022, is $0.

The following is a summary of stock option activity during the nine months ended September 30, 2022:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	333,945	$24.45	9.36
Granted	4,002	4.89	10.00
Exercised	-	-	-
Forfeited/cancelled	(24,838)	25.69	8.74
Outstanding, September 30, 2022	313,109	$24.15	8.66

Exercisable options, September 30, 2022	90,315	$37.71	8.14

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of September 30, 2022, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

The following summarizes the right-of use asset and lease information about the Company’s operating lease as of September 30, 2022:

	Nine months ended
	September 30,
	2022	2021
Lease cost
Operating lease cost	$30	$11

Other information
Cash paid for operating cash flows from operating leases	$34	$3
Right-of-use assets obtained in exchange for new operating lease liability	$20	$97

Weighted-average remaining lease term — operating leases (year)	1.81	2.92
Weighted-average discount rate — operating leases	2.98%	3.00%

Future non-cancelable minimum lease payments under the operating lease liability as of September 30, 2022, are as follows:

Total
Year Ended December 31,
2022 - Remaining 3 months	11
2023	41
2024	24
Thereafter	-
76
Less: Imputed interest	(2)
Operating lease liabilities	74

Operating lease liability - current	42
Operating lease liability - non-current	$32

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	our ability to raise any current or future funding to meet our capital requirements;
•	the expected timing of the initiation and completion of our clinical studies for our product candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
• •

any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;

geopolitical tensions, including the war in Ukraine, that can disrupt investment, supply chains and the economy generally;

•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the US and in non-US countries;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to attract and retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

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

In addition, statements that include terms such as “we believe” and similar terms reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Our unaudited financial statements are stated in United States Dollars (“USD”) and are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in USD and all references to “Common Shares” refer to the common shares of our Capital Stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Artelo Biosciences, Inc., and our wholly-owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada, unless otherwise indicated.

General Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in the County of San Diego, California. We are a clinical stage biopharmaceutical company focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body. Our board of directors and management team are highly experienced and have a successful history of development, obtaining required regulatory approval and commercializing pharmaceutical products.

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid agonist G protein-coupled receptor (“GPCR”) targeting synthetic small molecule program, ART27.13, as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, designated the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule lead product candidate from our platform of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), undergoing pre-clinical research as a potential cancer therapeutic, for pain and inflammation, and in anxiety-related disorders, including post-traumatic stress disorder. In addition, we are also developing ART12.11 (“CBD cocrystal”), our patented solid-state composition of cannabidiol (“CBD”). The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

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

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time. The results of the Phase 1b stage are intended to determine the most effective and safe dose recommended for the Phase 2a portion of CAReS. We recently completed enrollment for the planned first three dosing cohorts and, per the approved protocol, we elected to enroll a fourth cohort of six patients at a higher dose before making a determination as to which dose is selected for the Phase 2 stage of CAReS. We experienced minor delays due to COVID-19; however, we do not foresee significant ongoing impacts, and anticipate commencing enrollment in the stage 2 portion of cares before the end of 2022.  We are aware the situation could change and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath or any other global disruption.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”), and our lead program is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating what we believe to be highly specific and potent small molecule inhibitors of FABP5. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, and anxiety, FABP5 plays an important role in lipid signaling and is believed to be an attractive strategy for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”) and have filed a patent with method claims covering the use in psychological disorders. We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. Based upon recently disclosed positive pre-clinical evidence of promising activity and a differentiated mechanism-of-action for the prevention and treatment of Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate, ART26.12. CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN from the regulatory authorities in the US, UK or EU.  The ART26.12 program is in the beginning stages of regulatory-enabling studies. We anticipate first-in-human studies could begin in 1H 2024 depending, in part, on the ongoing impact of the COVID-19 global pandemic (the “Pandemic”), the ability of selected contract research organizations to source materials and resources, including animals, in order to perform required studies, and the review and approval process with the regulatory authorities, such as the US Food and Drug Administration (the “FDA”) in the US. The Pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to accurately predict our expected timelines at this time.

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

We are developing our product candidates in accordance with traditional drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the FDA. Our management team has experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we expect to retain rights to internally develop and commercialize products; however, we may seek collaborations with partners in the biopharmaceutical industry when that strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Market Size
ART27.13 – Synthetic Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitors	Chemotherapy Induced Peripheral Neuropathy, Prostate cancer and Breast cancer, pain, and anxiety disorders	Pre-clinical	CIPN: >$1 billion Prostate cancer: $9 billion Breast cancer: $18 billion PTSD: $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other potential indications including cancer	Pre-clinical	IBD: $7 billion PTSD: $7 billion

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

Results of Operations

The following summary of our results of operations, for the nine months ended September 30, 2022, and 2021, should be read in conjunction with our condensed consolidated interim unaudited financial statements, as included in this Form 10-Q and our audited financial statements for the four-month transition period ended December 31, 2021, as included in Form 10-KT filed with the SEC on March 21, 2022.

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

The following table provides selected financial data as of September 30, 2022, and December 31, 2021.

	September 30,	December 31,
(In thousands)	2022	2021	Change
Cash and cash equivalents	$7,136	$12,162	$(5,026)
Total Assets	$22,415	$28,251	$(5,836)
Total Liabilities	$512	$1,084	$(572)
Stockholders' Equity	$21,903	$27,167	$(5,264)

Balance Sheet Data

The decrease in assets was primarily due to the net loss of $6.7 million during the nine months ended September 30, 2022.

For the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three months ended
	September 30,
(In thousands)	2022	2021	Change
Operating Expenses
General and administrative	$1,316	$1,211	$105
Research and development	1,078	1,034	44
Total Operating Expenses	2,394	2,245	149
Loss from Operations	(2,394)	(2,245)	(149)
Other income	64	-	64
Net Loss	$(2,330)	$(2,245)	$(85)

Through September 30, 2022, we have not generated any revenues since inception.

Our operating expenses, for the three months ended September 30, 2022, was $2.4 million compared to $2.2 million for the same period in 2021. Our operating expenses were the result of research and development and general and administrative expenses, including professional fees for ongoing regulatory requirements. Increases in general and administrative expenses were primarily the result of increases in consulting expenditures, attendance at conferences, legal fees and insurance expense and the increase in research and development expenses were primarily due to increases in payroll and subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

For the Nine months ended September 30, 2022, compared to the Nine months Ended September 30, 2021

	Nine months ended
	September 30,
(In thousands)	2022	2021	Change
Operating Expenses
General and administrative	$4,213	$3,884	$329
Research and development	2,598	2,311	287
Total Operating Expenses	6,811	6,195	616
Loss from Operations	(6,811)	(6,195)	(616)
Other income	67	3	64
Net Loss	$(6,744)	$(6,192)	$(552)

Through September 30, 2022, we have not generated any revenues since inception.

Our operating expenses, for the nine months ended September 30, 2022, were $6.8 million compared to $6.2 million for the same period in 2021. Our operating expenses were the result of research and development and general and administrative expenses, including professional fees for ongoing regulatory requirements. Increases in general and administrative expenses were primarily the result of increases in consulting expenditures, attendance at conferences, legal fees and insurance expense and the increase in research and development expenses were primarily due to increases in payroll and subcontractor expenditures relating to the Company’s ART27.13 clinical trials.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We incurred a net loss of $6.7 million and $6.2 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, we had cash and cash equivalents of $7.1 million and short-term investments comprised of trading marketable securities and available-for-sale investments of $12.3 million. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we advance our programs under development.

As of September 30, 2022, we had an accumulated deficit of $27.7 million and working capital of $19.8 million. We believe our cash and cash equivalents and marketable securities will be sufficient to fund our operations through the first half of 2024.

Working Capital

	September 30,	December 31,
(In thousands)	2022	2021	Change
Current Assets	$20,303	$24,609	$(4,306)
Current Liabilities	480	1,027	(547)
Working Capital	$19,823	$23,582	$(3,759)

Cash Flows

	Nine months ended
	September 30,
(In thousands)	2022	2021	Change
Cash Flows used in operating activities	$(5,715)	$(4,855)	$(860)
Cash Flows provided by (used in) investing activities	1,162	(1,929)	3,091
Cash Flows provided by (used in) financing activities	(134)	7,610	(7,744)
Effect of exchange rate changes on cash	(339)	(23)	(316)
Net change in cash and cash equivalent during period	$(5,026)	$803	$(5,829)

Our total current assets as of September 30, 2022, were $20.3 million compared to $24.6 million as of December 31, 2021. The current assets primarily consist of cash and cash equivalents of $7.1 million and $12.2 million and a total of investments classified as trading marketable securities and available-for-sale securities of $12.3 million and $12.0 million as of September 30, 2022, and December 31, 2021, respectively.

Our total current liabilities as of September 30, 2022, were $0.5 million as compared to total current liabilities of $1.0 million as of December 31, 2021. The current liabilities primarily consist of accounts payable and accrued liabilities of $0.4 million and $1.0 million, as of September 30, 2022, and December 31, 2021, respectively.

We have generated no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

On May 13, 2022, we entered into a purchase agreement and a registration rights agreement (together, the “Lincoln Park Agreements”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), providing for the purchase of up to $20.0 million worth of our Common Stock over the thirty-six-month term of the Lincoln Park Agreements.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $5.7 million compared to $4.9 million during the period ended September 30, 2021. The cash used in operating activities during the nine months ended September 30, 2022, was the result of net loss of $6.7 million and an increase in net operating assets and liabilities of $0.8 million offset by stock-based compensation of $1.9 million. The cash used in operating activities during the nine months ended September 30, 2021, was to the result of net loss of $6.2 million and an increase in net operating asset and liabilities of $0.3 million offset by stock-based compensation of $1.7 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash flows provided by investing activities of $1.2 million consisted of $12.2 million received upon the disposition of marketable securities and available-for-sale securities offset by $11.0 million invested in trading marketable securities and available-for-securities. During the nine months ended September 30, 2021, cash flows used in investing activities of $1.9 million consisted of $5.0 million invested in trading marketable securities offset by $3.1 million received upon the disposition of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, cash flows used in financing activities were comprised of stock issuance costs of $0.1 million.

During the nine months ended September 30, 2021, cash flows from financing activities were comprised of $6.0 million from the exercise of warrants and $1.6 million from the issuance of Common Stock.

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

•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	Intellectual property rights do not necessarily address all potential threats.
•	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Risks Related to our Securities:

•	Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot maintain compliance with Nasdaq’s continued listing requirements.

•	If we sell securities in future financings stockholders may experience immediate dilution and, as a result, our stock price may decline.

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

The full impact of the COVID-19 pandemic on our clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on our business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the US and global economy and drug product manufacturing and supply chain may also adversely affect our clinical trial plans and drug development. Additionally, depending on the duration of shelter-in-place, social distancing, mask-wearing, and similar measures, such as proof of vaccination cards (or vaccination passports), mandated booster shots, as well as business closures, travel restrictions, and stresses on healthcare systems and our clinical trial sites, our ability to recruit participants for its clinical trials may be significantly impacted, and we may not be able to commence or complete its clinical trials as currently planned. We may also be required to significantly modify its study protocol, policies and procedures in order to address or accommodate patients and study site needs during the pandemic or sometime after the immediate concerns have been reduced. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

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

RISKS RELATED TO OUR SECURITIES

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot maintain compliance with Nasdaq’s continued listing requirements.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. For example, we are required to maintain a minimum bid price of $1.00 per share, and we traded below that threshold regularly during and prior to our fiscal year ended August 31, 2021. On September 13, 2021, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our Common Stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of the company’s Common Stock.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. We were then afforded a second grace period of an additional 180 calendar days, or until September 12, 2022, to regain compliance with the Minimum Bid Price Rule. On August 24, 2022, we received a formal notification via letter from Nasdaq confirming that the Company had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), which requires that the Company’s Common Stock maintain a minimum bid price of at least $1.00 per share, and that the matter is now closed.

If we are unable to maintain compliance with Nasdaq’s continued listing requirements in the future, delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our Common Stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Common Stock and the ability of our stockholders to sell our Common Stock in the secondary market. If our Common Stock is delisted by Nasdaq, our Common Stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our Common Stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	S-1	333-264967	5/16/2022
3.2	Certificate of Change, effective August 9, 2022	8-K	001-38951	8/9/2022
3.3	Amended and Restated Bylaws				*
4.1	Description of Securities	10-KT	001-38951	03/21/2022
10.1	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.2	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.7	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.8	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.9	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.10	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.11+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.12#	2018 Equity Incentive Plan	S-8	333-264183	4/7/2022
10.13#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.14+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
21.1	List of subsidiaries				*
31.1	Section 302 Certification				*
31.2 **	Section 906 Certification				*
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: November 8, 2022	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

