Form 10-K
period 2022-12-31
ARTELO BIOSCIENCES, INC.
filed 2023-03-31
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2022, was $13,685,251 based on a $4.75 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The Registrant had 2,855,688 shares of common stock issued and outstanding as of March 27, 2023.

Explanatory note: The Company changed its fiscal year end from August 31 to December 31 on September 17, 2021. Due to the change in fiscal year end we are reporting the financial statements and other disclosures as of and for the year ended December 31, 2022, four months ended December 31, 2021, and year ended August 31, 2021.

2

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	our ability to raise any current or future funding to meet our capital requirements;
•	the expected timing of the initiation and completion of our clinical studies for our product candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
•	any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	geopolitical tensions, including the war in Ukraine, that can disrupt investment, supply chains and the economy generally;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the US and internationally;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to attract and retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in USD and all references to “Common Shares” refer to the common shares of our capital stock.

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

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid agonist. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13.  We are developing ART27.13 as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), undergoing pre-clinical research as a potential treatment for painful neuropathies.  In addition, ART26.12 may have broad applications as a cancer therapeutic, a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. We are also developing our own invention ART12.11 (the “CBD cocrystal”). ART 12.11 is our patented solid-state composition of cannabidiol (“CBD”).

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-restricted high-potency dual CB1 and CB2 receptor full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this GPCR product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with UK, US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021. We have been enrolling patients steadily since that time. The results of the Phase 1b stage are intended to determine the most effective and safe dose recommended for the Phase 2a portion of CAReS. After we completed enrollment of the planned first three dosing cohorts, per the approved protocol, we elected to enroll a fourth cohort of six patients at a higher dose before making a determination as to which dose is selected for the Phase 2a stage of CAReS. We experienced minor delays due to COVID-19; however, we do not foresee significant ongoing impacts, and anticipate commencing enrollment in the stage two portion of CAReS during the first half of 2023.  We are aware the situation could change and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath or any other global disruption.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”), and our lead program is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, and anxiety, FABP5 plays an important role in lipid signaling and is believed to be an attractive strategy for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area. Based upon recently disclosed positive pre-clinical evidence of promising activity and a differentiated mechanism-of-action for the prevention and treatment of Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate, ART26.12. CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN from the regulatory authorities in the US, UK or EU.  The ART26.12 program is in the beginning stages of regulatory-enabling studies. We anticipate first-in-human studies could begin in the middle of 2024 depending, in part, on the ongoing impact of the COVID-19 global pandemic , the ability of selected contract research organizations to source materials and resources, including animals, in order to perform required studies, and the review and approval process with the regulatory authorities, such as the US Food and Drug Administration (the “FDA”). The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our CBD cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Anticipated advantages of this single crystal structure include improved stability, solubility, and a more consistent absorption profile. We believe these features will result in more consistent and improved bioavailability and may lead to improved safety and efficacy.

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

We are developing our product candidates in accordance with traditional regulated drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the FDA. Our management team has experience developing, commercializing, and partnering ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we expect to retain rights to internally develop and commercialize products; however, we may seek collaborations with partners in the biopharmaceutical industry when that strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Estimated Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Chemotherapy Induced Peripheral Neuropathy, Prostate cancer and Breast cancer, pain, and anxiety disorders	Pre-clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other potential indications including cancer	Pre-clinical	IBD: approximately $7 billion PTSD: approximately $7 billion

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential lipid signaling of modulators, including modulating the ECS. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid signaling which includes compounds that promote the effectiveness of the ECS. While many of our programs are directed towards improving the lives of people suffering with cancer and cancer treatments, the Company’s portfolio may ultimately be used to treat a wide range of diseases and conditions where leveraging the ECS is particularly useful.

Corporate Information

Our website address is www.artelobio.com. The contents of our website are not incorporated by reference into this Form 10‑K. We provide, free of charge through a link on our website access to our Transition Reports on Form 10-KT, Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Commission.

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

The NEOMED Relationship

On December 20, 2017, the Company entered into an agreement with NEOMED (the “NEOMED Agreement”), which provides the Company with up to twelve months from the date of receipt by the Company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with NEOMED’s proprietary therapeutic compound NEO1940, now known as ART27.13 (the “Compound”) and an option (the “NEOMED Option”) for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. The NEOMED Agreement has an effective date of January 2, 2018 (the “NEOMED Effective Date”). On the NEOMED Effective Date, the Company issued 15,000 shares of its common stock (on a pre-reverse stock split basis) to NEOMED. Pursuant to the terms of the NEOMED Agreement, within 30 days after the NEOMED Effective Date, NEOMED, without additional consideration and at its sole cost, delivered to the Company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the NEOMED Agreement.

On January 4, 2019, the Company entered into the First Amendment to Material and Data Transfer, Option and License Agreement by and between us and NEOMED (the “First Amendment to NEOMED Agreement”), pursuant to which the Company agreed to issue NEOMED shares of our common stock as consideration for the waiver by NEOMED of the cash payment of $100,000 that was due to NEOMED on October 1, 2018. The Company issued 61,297 shares of common stock (on a pre-reverse stock split basis) to NEOMED in connection with the Company’s exercise of the NEOMED Option. The Company also issued 11,363 shares of common stock (on a pre-reverse stock split basis) to NEOMED pursuant to the terms of the First Amendment to NEOMED Agreement. Pursuant to the NEOMED Agreement, in July 2019, the Company completed a payment of $1,500,000 to NEOMED for the exercise of the NEOMED Option. Upon exercise of the NEOMED Option, NEOMED provided the Company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights worldwide, in all fields.

In connection with the NEOMED Agreement, additional potential payments of up to two hundred million dollars will be due upon the achievement of certain regulatory, commercial, and sales milestones. Additionally, we may pay mid-to high-single digit royalties on annual net sales of any product successfully developed.

In clinical development studies with NEOMED’s prior sponsor, ART27.13 was dosed in over 200 subjects. From 2007 to 2008, ART27.13 was evaluated in five phase 1 clinical trials under its original sponsor, AstraZeneca. ART27.13 was administered orally in 205 patients and its safety, tolerability, pharmacokinetics and pharmacodynamics were investigated. Four of these studies were single dose or Single Ascending Dose (“SAD”) studies. An initial SAD study was conducted in the UK. The program was completed with another study performed in a Japanese population. The two other single dose studies aimed at measuring a pharmacodynamics effect (Proof-of-Principle or POP studies) on analgesia using the capsaicin test in one case, and the third molar extraction model in the other case. The last phase 1 study was a Multiple Ascending Dose (“MAD”) study, where patients with chronic lower back pain received ART27.13 for a scheduled period of 12 days. Further details of the studies are found in Table 1.

Table 1 – Clinical studies performed with ART27.13 (formerly NEO1940)

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

___________

ART27.13 demonstrated, in general, an acceptable safety and tolerability profile in the safety endpoints. The profile of the observed safety effects was generally typical of cannabinoids and the majority of the adverse events were of mild or moderate intensity. A maximum tolerated dose was defined by the frequency and severity of adverse events. A dose dependent increase in body weight was observed in the MAD study. In three out of the five phase 1 studies, analgesia in acute pain models was also measured as an endpoint; no convincing analgesic efficacy was seen in any of these studies.

The Stony Brook University Relationship

On January 18, 2018, we entered into a license agreement (the “Stony Brook Agreement”) with the Research Foundation at Stony Brook University (the “Foundation”) which agreement became effective on that same date. The Stony Brook Agreement provides us with an exclusive license under certain licensed patents of the Foundation  to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) (as defined in the Stony Brook Agreement) and Other Product(s) (as defined in the Stony Brook Agreement) worldwide in all fields, including without limitation the field of human therapeutics. The Stony Brook Agreement has an effective date of January 18, 2018 (the “SBU Effective Date”).

Pursuant to the Stony Brook Agreement, we paid an upfront fee and are paying to the Foundation annual license maintenance fees, beginning on the first anniversary of the SBU Effective Date and annually thereafter on each anniversary of the SBU Effective Date.

We will also be required to pay a low-single digit royalty on net sales on any patent products (the “Royalties”). The Stony Brook Agreement provides for a reduction of the Royalties in certain cases. We will also pay to the Foundation, beginning in the first calendar year of the first commercial sales, an annual minimum royalty fee (the “Annual Minimum Royalty”). The Annual Minimum Royalty will be credited against the total Royalties due for the calendar year in which the Annual Minimum Royalty is paid.

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

Research & Development

We intend to combine innovative science and accelerated clinical development to create and develop novel therapies using small molecule drug development strategies targeting lipid signaling pathways and the ECS. Our current research and development efforts have been limited to investigative work surrounding lipid signaling, including creating and developing novel and synthetic formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with the Stony Brook University, New York, University of Western Ontario, Canada, Trinity College Dublin, Ireland and with various clinical research organizations (“CROs”) in the US, China, Spain, and UK.

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

Employees

We currently have seven (7) employees. We also engage multiple contractors, consultants and advisors who provide services on a part-time basis. Our employees, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We have no unionized employees. We currently have no retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employees, consultants, and contractors to be satisfactory.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in this  Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our securities. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risk Factor Summary

Risks Related to our Business and Product Candidates:

•

We will need to raise additional financing to support our business objectives. We cannot be sure we will be able to obtain additional financing on terms favorable to us when needed, or at all. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

•

We are currently receiving Research and Development, or R&D, tax credits from the United Kingdom (“UK”) in connection with our clinical trials being conducted in the UK.  With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such credits are not expected to be available.

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
•

The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will continue for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

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

•	the potential costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property;

•	changes in economic conditions, including recessionary effects and inflationary pressures;

•	the costs associated with attracting and retaining skilled personnel;

•	the costs associated with being a public company;

•	the cost of defending intellectual property disputes; and

•	the cost of marketing and generating revenues for any of our product candidates.

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

As described in Part I, Item 7. of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into the Lincoln Park Agreements with Lincoln Park Capital Fund LLC (“Lincoln Park”) which provide, among other things, for the sale by us to Lincoln Park of up to $20.0 million in shares of our Common Stock, subject to the terms of the Lincoln Park Agreements. Though we have the right, but not the obligation, to sell to Lincoln Park shares of our Common Stock under the Lincoln Park Agreements, market conditions may not be favorable for us to sell shares of our Common Stock to Lincoln Park.

Under the terms of the Lincoln Park Agreements, we are prohibited from effecting or entering into an agreement to effect any issuance by us or our subsidiaries of shares of our Common Stock involving the issuance of any floating conversion rate or variable priced equity-like securities, not including the prohibition of the issuance and sale of shares of our Common Stock pursuant to an “at-the-market offering” by us exclusively through a registered broker-dealer acting as our agent pursuant to a written agreement between us and such registered broker-dealer.

We are currently receiving Research and Development (“R&D”), tax credits from the UK in connection with our clinical trials being conducted in the UK. With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such credits are not expected to be available.

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as we are currently doing. This effectively reduces the costs, and the cash we use, for our current trials.  With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such credits are not expected to be available.  In addition, if the rate of relief changes or the regime is altered in scope, our production costs could increase significantly.  Based on announcements made as part of the UK Budget on March 15, 2023 and which have yet to be enacted, the rate of relief from April 2023 will depend on whether the company incurs

40% of its total expenditure on R&D.  If it does, the value of the relief will only reduce marginally from April 2023.  Otherwise, the rate of repayable credit will reduce materially and this will significantly adversely affect the cost of product development.

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

The full impact of the COVID-19 pandemic on our clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on our business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the US and global economy and drug product manufacturing and supply chain may also adversely affect our clinical trial plans and drug development. Additionally, depending on the duration of  impacts of the COVID-19 pandemic, including stresses on healthcare systems and our clinical trial sites, our ability to recruit participants for our clinical trials may be significantly impacted, and we may not be able to commence or complete our clinical trials as currently planned. We may also be required to significantly modify our study protocol, policies and procedures in order to address or accommodate patients and study site needs. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have leased office space in Solana Beach, California and a location near Manchester, United Kingdom. Our facilities could be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, fires, power shortages, nuclear, and radiation accidents, telecommunications failures, financial institution collapses, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 global pandemic, cyber warfare, national and international conflict, terrorism, climate change, and other natural or human-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue company operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

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

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the US Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of EpidiolexÒ in the US, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. For example, we are required to maintain a minimum bid price of $1.00 per share, and we traded below that threshold regularly during and prior to our fiscal year ended August 31, 2021. On September 13, 2021, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our Common Stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our Common Stock.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until March 14, 2022, to regain compliance with the Minimum Bid Price Rule. We were then afforded a second grace period of an additional 180 calendar days, or until September 12, 2022, to regain compliance with the Minimum Bid Price Rule. On August 24, 2022, we received a formal notification via letter from Nasdaq confirming that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), which requires that our Common Stock maintain a minimum bid price of at least $1.00 per share, and that the matter is now closed.

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

The price of our securities may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will continue for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

Although our securities are listed on the Nasdaq Capital Market, an active, liquid, and orderly trading market for our securities may not continue, and you may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume.

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

On March 27, 2023, the shareholders’ list showed 165 registered shareholders with 2,855,688 shares of common stock outstanding.

Description of Securities

The Company’s authorized capital stock consists of 50,416,667 shares of capital stock, par value $0.001 per share, of which 50,000,000 shares are common stock, par value $0.001 per share and 416,667 shares are preferred stock, par value $0.001 per share.

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

Preferred Stock

The Company has authorized 416,667 shares of preferred stock. There is no preferred stock outstanding. Our Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preference, sinking fund terms and the number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying, deterring or preventing a change in control. Such issuance could have the effect of decreasing the market price of the common stock. We currently have no plans to issue any shares of preferred stock.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights; meaning that the holders of 50.1% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Equity Compensation Plan

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical stage biotech company currently focused on the development of therapeutics that target lipid-signaling pathways, including the endocannabinoid system. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia, with enrollment and dosing of the first patient of the Company’s Phase 1b/2a CAReS clinical study occurring in April 2021. We are developing our product candidates in accordance with traditional regulated drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the FDA.

Results of Operations

The following summary of our results of operations, for the year ended December 31, 2022, four months ended December 31, 2021 and the year ended August 31, 2021 should be read in conjunction with our audited financial statements, as included in this Form 10-K.

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

Year ended December 31, 2022, compared to the year ended December 31, 2021

The Company changed its fiscal year end from August 31 to December 31 effective December 31, 2021. Accordingly, the following presentation and discussion of the audited results of operations for the year ended December 31, 2022 has been compared to the unaudited results of operations for the year ended December 31, 2021 to provide a comparable year-over-year analysis and discussion of results of operations.

	Years ended
	December 31,
(In thousands)	2022	2021	Change
Operating Expenses		(unaudited)
General and administrative	$5,963	$5,633	$330
Research and development	4,324	3,784	540
Total Operating Expenses	10,287	9,417	870
Loss from Operations	(10,287)	(9,417)	870
Other income	204	10	194
Net Loss	$(10,083)	$(9,407)	$676

Our operating expenses, for the year ended December 31, 2022, were $10.3 million compared to $9.4 million for the same period in 2021. The increase in operating expenses was primarily due to an increase in research and development, including the ongoing expenses related to the CAReS trial, and general and administrative expense related to payroll and director compensation including stock-based compensation.

We have not generated any revenues since inception through December 31, 2022.

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

Our operating expenses, for the four months ended December 31, 2021, were $4.0 million compared to $2.1 million for the same period in 2020. Our operating expenses were comprised of research and development, and general and administrative expenses, including professional fees for ongoing regulatory requirements. The increase in general and administrative expenses and research and development expenses were primarily due to increases in payroll and stock-based compensation and an increase in subcontractor expenditures relating to the Company’s CAReS trials.

Year ended August 31, 2021, compared to the year ended August 31, 2020

	Years ended
	August 31,
(In thousands)	2021	2020	Change
Operating Expenses
General and administrative	$4,602	$2,767	$1,835
Research and development	2,839	1,919	920
Total Operating Expenses	7,441	4,686	2,755
Loss from Operations	(7,441)	(4,686)	(2,755)
Other income	4	31	(27)
Net Loss	$(7,437)	$(4,655)	$(2,782)

Our operating expenses, for the year ended August 31, 2021, were $7.4 million compared to $4.7 million for the same period in 2020. The increase in operating expenses was primarily due to an increase in research and development, including the initiation and ongoing expenses related to the ART27.13 trial, and general and administrative expense related to payroll and director compensation including stock-based compensation.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

The Company has incurred losses since inception and incurred a net loss of $10.1 million during the year ended December 31, 2022. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of the Company’s common stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of the Company’s Common Stock. As of December 31, 2022, there have been no sales under the Equity Line. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern, however, the Company’s working capital is expected to sustain operations into the second half of 2024.

Working Capital

	December 31,	December 31,
(In thousands)	2022	2021	Change
Current Assets	$18,322	$24,609	$(6,287)
Current Liabilities	998	1,027	(29)
Working Capital	$17,324	$23,582	$(6,258)

	December 31,	August 31,
(In thousands)	2021	2021	Change
Current Assets	$24,609	$10,317	$14,292
Current Liabilities	1,027	526	501
Working Capital	$23,582	$9,791	$13,791

Our total current assets as of December 31, 2022, were $18.3 million as compared to total current assets of $24.6 million as of December 31, 2021. The decrease in current assets was primarily due to a decrease in cash and cash equivalents as well as short-term investments funded the Company’s operating activities during the year.

Our total current liabilities as of December 31, 2022, were $1.0 million as compared to total current liabilities of $1.0 million as of December 31, 2021.

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

Cash Flows

	Years ended
	December 31,
(In thousands)	2022	2021	Change
		(unaudited)
Cash Flows used in operating activities	$(8,008)	$(6,938)	$(1,070)
Cash Flows provided by (used in) investing activities	2,958	(12,417)	15,375
Cash Flows provided by financing activities	-	25,795	(25,795)
Effect of exchange rate changes on cash	(224)	(61)	(163)
Net change in cash and cash equivalents during period	$(5,274)	$6,379	$(11,653)

	Four months ended
	December 31,
(In thousands)	2021	2020	Change
		(unaudited)
Cash Flows used in operating activities	$(2,667)	$(1,874)	$(793)
Cash Flows used in investing activities	(10,033)	(1,055)	(8,978)
Cash Flows provided by financing activities	18,261	6,578	11,683
Effect of exchange rate changes on cash	(28)	(8)	(20)
Net change in cash during period	$5,533	$3,641	$1,892

	Years ended
	August 31,
(in thousands)	2021	2020	Change
Cash Flows used in operating activities	$(6,141)	$(4,347)	$(1,794)
Cash Flows used in investing activities	(3,439)	-	(3,439)
Cash Flows provided by financing activities	14,112	1,981	12,131
Effect of exchange rate changes on cash	(45)	84	(129)
Net change in cash during period	$4,487	$(2,282)	$6,769

Cash Flows from Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $8.0 million compared to cash used in operating activities of $6.9 million during the year ended December 31, 2021. Cash used in operating activities during the year ended December 31, 2022, of $8.0 million was primarily attributed to a net loss of $10.1 million, increases in operating assets and liabilities of $0.3 million and offset by stock-based compensation of $2.5 million. Cash used in operating activities during the year ended December 31, 2021, was $6.9 million which was primarily attributed to a net loss of $9.4 million offset by stock-based compensation of $2.4 million.

During the four months ended December 31, 2021, cash used in operating activities was $2.7 million compared to cash used in operating activities of $1.9 million during the four months period ended December 31, 2020. During the four months ended December 31, 2021, cash used in operating activities of $2.7 million was primarily attributed to net loss of $4.0 million offset by stock-based compensation of $0.9 million. During the four months ended December 31, 2020, cash used in operating activities of $1.9 million was primarily attributed to net loss of $2.1 million.

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

Cash Flows from Investing Activities

During the year ended December 31, 2022, cash flows provided by investing activities of $3.0 million was the result of $15.7 million received from dispositions of trading marketable securities and $0.5 million received from dispositions of available-for-sale securities and offset by $12.7 million from purchases of trading marketable securities and $0.5 million of available-for-sale securities. During the year ended December 31, 2021, the Company’s cash flows used in investing activities of $12.4 million was the result of purchases of securities of $17.1 million offset by $4.7 million from dispositions.

During the four months ended December 31, 2021, cash flows used in investing activities of $10.0 million was the result of a $11.2 million investment in trading marketable securities and a $1.5 million investment in available-for-sale securities, offset by proceeds of $2.7 million from dispositions. During the four months ended December 31, 2020, cash flows used in investing activities of $1.1 million was the result of a $1.8 million investment in trading marketable securities and proceeds of $0.7 million from dispositions.

During the year ended August 31, 2021, cash flows used in investing activities of $3.4 million was the result of a $6.1 million investment in trading marketable securities and offset by proceeds of $2.7 million from dispositions. The Company did not have any cash flows from or used in investing activities during the year ended August 31, 2020.

Cash Flows from Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $0.0 million. During the year ended December 31, 2021, cash provided by financing activities of $25.8 million was primarily the result of net proceeds from the issuance of common stock of $19.8 million and exercise of warrants of $6.6 million.

During the four months ended December 31, 2021 and 2020, cash flows from financing activities of $18.3 million and $6.6 million, respectively were primarily the result of net proceeds of $18.3 million and $6.6 million, respectively, from the issuance of common stock.

During the year ended August 31, 2021, cash provided by financing activities of $14.1 million was primarily the result of net proceeds from the issuance of common stock of $8.1 million and proceeds from the exercise of warrants of $6.0 million. During the year ended August 31, 2020, cash provided by financing activities of $2.0 million was primarily the result of net proceeds from the issuance of common stock of $2.0 million.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. We are currently assessing the impact of the adoption of this standard on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 206)	F-2

Consolidated Balance Sheets at December 31, 2022, December 31, 2021 and August 31, 2021	F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022, four months ended December 31, 2021 and year ended August 31, 2021	F-4

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022, four months ended December 31, 2021 and year ended August 31, 2021	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2022, four months ended December 31, 2021, and year ended August 31, 2021	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022, December 31, 2021 and August 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2022 and August 31, 2021, and for the four-month transition period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, December 31, 2021 and August 31, 2021, and the results of their operations and their cash flows for the years ended December 31, 2022 and August 31, 2021, and for the four-month transition period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2023

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,	August 31,
	2022	2021	2021

ASSETS
Current Assets
Cash and cash equivalents	$6,888	$12,162	$6,629
Trading marketable securities	9,150	11,951	3,436
Available-for-sale securities (amortized cost of $1,502, $0 and $0, respectively)	1,495	-	-
Prepaid expenses and other current assets	789	496	252
Total Current Assets	18,322	24,609	10,317
Available-for-sale securities (amortized cost of $0, $1,521 and $0, respectively)	-	1,519	-
Operating lease right-of-use assets	60	81	90
Intangible asset	2,039	2,039	2,039
Other assets	3	3	189
TOTAL ASSETS	$20,424	$28,251	$12,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$905	$975	$471
Due to related parties	53	21	27
Operating lease liabilities - current portion	40	31	28
Total Current Liabilities	998	1,027	526

Operating lease liabilities	23	57	67
TOTAL LIABILITIES	1,021	1,084	593

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized, 0 shares issued and outstanding	-	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, 2,855,688, 2,820,068 and 1,635,109 shares issued and outstanding, respectively	3	3	2
Additional paid-in capital	50,675	48,120	28,925
Accumulated deficit	(31,021)	(20,938)	(16,903)
Accumulated other comprehensive income (loss)	(254)	(18)	18
Total Stockholders' Equity	19,403	27,167	12,042

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,424	$28,251	$12,635

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended	Four months ended	Year ended
	December 31,	December 31,	August 31,
	2022	2021	2021

OPERATING EXPENSES
General and administrative	$5,963	$2,098	$4,602
Research and development	4,324	1,944	2,839
Total Operating Expenses	10,287	4,042	7,441

Loss from Operations	(10,287)	(4,042)	(7,441)

OTHER INCOME (EXPENSE)
Interest income	2	1	2
Interest expense	(5)	-	-
Net change in fair value of trading marketable securities	207	6	2
Total other income	204	7	4

Provision for income taxes	-	-	-

NET LOSS	$(10,083)	$(4,035)	$(7,437)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized loss on available-for-sale securities	(24)	(5)	-
Foreign currency translation adjustments	(212)	(31)	(46)
Total Other Comprehensive Loss	(236)	(36)	(46)

TOTAL COMPREHENSIVE LOSS	$(10,319)	$(4,071)	$(7,483)

Basic and Diluted Loss per Common Share	$(3.56)	$(1.81)	$(5.97)

Basic and Diluted Weighted Average Common Shares Outstanding	2,833	2,230	1,245

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, August 31, 2020	333	$-	$13,277	$(9,466)	$64	3,875
						-
Common shares issued for cash, net of issuance costs	767	1	8,102	-	-	8,103
Common shares issued for exercise of warrants	535	1	6,015	-	-	6,016
Common shares issued for services - officers	-	-	34	-	-	34
Stock based compensation	-	-	1,497	-	-	1,531
Net loss for the period	-	-	-	(7,437)	-	(7,437)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, August 31, 2021	1,635	$2	$28,925	$(16,903)	$18	$12,042

Common shares issued for cash, net of issuance costs	1,185	1	18,261	-	-	18,262
Stock based compensation	-	-	934	-	-	934
Net loss for the period	-	-	-	(4,035)	-	(4,035)
Other comprehensive loss	-	-	-	-	(36)	(36)
Balance, December 31, 2021	2,820	$3	$48,120	$(20,938)	$(18)	$27,167

Common shares issued as commitment fee	20	-	97	-	-	97
Stock based compensation	-	-	2,458	-	-	2,458
Reverse stock split adjustment	16	-	-	-	-	-
Net loss for the period	-	-	-	(10,083)	-	(10,083)
Other comprehensive loss	-	-	-	-	(236)	(236)
Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended	Four months ended	Year ended
	December 31,	December 31,	August 31,
	2022	2021	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,083)	$(4,035)	$(7,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,458	934	1,531
Net change in fair value of trading marketable securities	(207)	(6)	2
Non-cash lease expense	39	10	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(195)	(63)	(239)
Accounts payable and accrued liabilities	(10)	507	(3)
Accounts payable - related parties	33	(7)	-
Fixed cash payments related to operating leases	(43)	(7)	(2)
Net cash used in operating activities	(8,008)	(2,667)	(6,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(12,725)	(11,243)	(6,098)
Investment in available-for-sale securities	(499)	(1,524)	-
Proceeds from disposition of trading marketable securities	15,657	2,734	2,659
Proceeds from disposition of available-for-sale securities	525	-	-
Net cash provided by (used in) investing activities	2,958	(10,033)	(3,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	-	18,262	8,103
Proceeds from exercise of warrants	-	-	6,016
Advances from related parties	-	-	1
Repayments to related parties	-	(1)	(8)
Net cash provided by financing activities	-	18,261	14,112

Effect of exchange rate changes on cash	(224)	(28)	(45)

Net change in cash and cash equivalents	(5,274)	5,533	4,487
Cash and cash equivalents – beginning of period	12,162	6,629	2,142
Cash and cash equivalents – end of period	$6,888	$12,162	$6,629

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$20	$-	$97
Common shares issued as commitment fee	$97	$-	$-
Unrealized loss from available-for-sale securities	$24	$5	$-

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

Liquidity

The Company has incurred losses since inception and incurred a net loss of $10,083 during the year ended December 31, 2022. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s common stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of December 31, 2022, there have been no sales under the Equity Line. The Company’s existing cash resources and the cash received from the November 2021 equity offering are expected to provide sufficient funds to carry out the Company’s planned operations into the second half of 2024. To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Reverse stock split

On August 8, 2022, the Company, filed with the Secretary of State of the State of Nevada, a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to effect a one-for-fifteen (1-for-15) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding Common Stock, par value $0.001 per share. The Reverse Stock Split was effective as of August 10, 2022.

As a result of the Reverse Stock Split, the number of authorized shares of Common Stock has been reduced from 750,000,000 to 50,000,000, while the number of authorized shares of the Company’s preferred stock has been reduced from 6,250,000 to 416,667.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded during the year ended December 31, 2022, the four months ended December 31, 2021, and the year ended August 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,888, $12,162 and $6,629 in cash and cash equivalents at December 31, 2022, December 31, 2021 and August 31, 2021, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of December 31, 2022, was approximately $6,388. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $9,150, $11,951 and $3,436 as of December 31, 2022, December 31, 2021 and August 31, 2021, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale securities had an outstanding balance of $1,495, $1,519 and $0 as of December 31, 2022, December 31, 2021 and August 31, 2021, respectively.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at December 31, 2022, December 31, 2021 and August 31, 2021.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of December 31, 2022, December 31, 2021 and August 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$9,150	$-	$9,150
	-	9,150	-	9,150

Available-for sale securities
US Treasury	-	1,495	-	1,495
	-	1,495	-	1,495

	$-	$10,645	$-	$10,645

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$10,486	$-	$10,486
Asset-backed securities	-	1,165	-	1,165
Corporate debt securities	-	300	-	300
	-	11,951	-	11,951

Available-for sale securities
US Treasury	-	1,519	-	1,519
	-	1,519	-	1,519

	-	13,470	-	13,470

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable securities
Commercial paper	$-	$2,724	$-	$2,724
Asset-backed securities	-	409	-	409
Corporate debt securities	-	303	-	303
	-	3,436	-	3,436

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management has assessed the financial strength and credit worthiness, and will continue to do so on an ongoing basis, of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Share-based expenses were $2,458, $934 and $1,531 for the year ended December 31, 2022, the four months ended December 31, 2021, and the year ended August 31, 2021, respectively.

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

For the year ended December 31, 2022, four months ended December 31, 2021, and year ended August 31, 2021, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	December 31,	December 31,	August 31,
	2022	2021	2021
Stock options	313,109	333,945	190,623
Warrants	270,053	295,601	295,561
	583,162	629,546	486,184

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, four months ended December 31, 2021, and the year ended August 31, 2021, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $35, $20, and $60, respectively. As of December 31, 2022, December 31, 2021, and August 31, 2021, there was $1, $5, and $5 outstanding, respectively.

During the year ended December 31, 2022, and four months ended December 31, 2021, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $111 and $46, respectively. As of December 31, 2022, and December 31, 2021, there was $30 and $11 outstanding, respectively.

During the year ended December 31, 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $79. As of December 31, 2022, and December 31, 2021, there was $23 and $5 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

During the year ended December 31, 2022, the four months ended December 31, 2021, and the year ended August 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Shares

Amendment to Articles of Incorporation or Bylaws

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

On May 13, 2022, the Company entered into a purchase agreement and a registration rights agreement (together, the “Lincoln Park Agreements”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase by Lincoln Park of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the Lincoln Park Agreements. The Company issued to Lincoln Park 19,532 shares of its Common Stock as commitment shares in consideration for entering into the Lincoln Park Agreements and received no funds in exchange for such commitment shares, valued at $97. Upon initiation of the Lincoln Park Agreements, the Company recorded $381 as an expense within general and administrative expenses as the Company has not yet determined whether any portion of the equity line will be utilized.

During the four months ended December 31, 2021, the Company issued 1,184,959 shares of common stock at an average price of $15.90 per share in connection with the Company’s at-the-market equity program for proceeds, net of commission and fees, of $18,262. The agent of the program was entitled to compensation at a commission rate of 3.0% of the gross sales price per sold share of common stock.

During the year ended August 31, 2021, the Company issued 1,302,363 shares of common stock as follows:

•

On October 14, 2020, the Company issued and sold, through a public offering (i) 674,667 shares of common stock (which includes 88,000 shares of common stock sold pursuant to the exercise by the underwriter to the public offering of their overallotment option) and (ii) warrants to purchase 674,667 shares of common stock (which includes warrants to purchase 88,000 shares of common stock sold pursuant to the exercise by the underwriter of their overallotment option). The net proceeds to the Company, after deducting the underwriting discount and commissions and offering expenses were $6,579.

•

92,917 shares of common stock were issued for net proceeds of $1,524, at an average price of $18.00 per share in connection with the Company’s at-the-market (“ATM”) equity program net of commission and fees, of $51. The agent of the program was entitled to commissions at a rate of 3.0% of the gross sales price per share of common stock sold. The Company also incurred offering costs of $96.

•	534,779 shares of common stock were issued for the exercise of warrants for proceeds of $6,016.

Warrants

A summary of activity of the warrants during the year ended December 31, 2022, four months ended December 31, 2021, and year ended August 31, 2021 follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, August 31, 2020	155,703	$121.80	3.30
Granted	674,667	11.25	5.00
Expired	-	-	-
Exercised	(534,769)	(11.25)	(4.68)
Outstanding, August 31, 2021	295,601	$69.45	3.16
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2021	295,601	$69.45	2.83
Granted	-	-	-
Expired	(25,548)	(125.92)	-
Exercised	-	-	-
Outstanding, December 31, 2022	270,053	$64.16	2.05

The intrinsic value of the warrants as of December 31, 2022 and 2021 is $0, and $0, respectively. All of the outstanding warrants are exercisable as of December 31, 2022.

2018 Equity Incentive Plan

On August 17, 2018, the Board of Directors of the Company approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan initially permitted the Company to issue up to 25,000 shares of common stock upon exercise of options granted to selected employees, officers, directors, consultants, and advisers. The options may be either “incentive stock options” (as such term is defined in the Internal Revenue Code of 1986) or non-statutory stock options that are not intended to qualify as “incentive stock options”. Incentive stock options may be granted only to employees. The 2018 Plan is administered by the Board or, at the discretion of the Board, a Board committee. The administrator determines who will receive options and the terms of the options, including the exercise price, expiration date, vesting and the number of shares. The exercise price of each stock option may not be less than the fair market value of the Common Stock on the date of grant, although the exercise price of any incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value on the grant date. Options may be exercisable (“vest”) immediately or in increments based on time and/or performance criteria as determined by the administrator. The term of any option may not exceed 10 years (five years for any incentive stock option granted to a 10% stockholder), and unless otherwise determined by the administrator, each option must terminate no later than three months after the termination of the optionee’s employment (one year in the event of death or disability). Subject to a few minor exceptions, options may not be transferred other than by will or by the laws of descent and distribution. The 2018 Plan will expire on August 17, 2028.

On December 3, 2020, the Company held a special meeting of stockholders and approved an amendment to increase the number of shares of Common Stock reserved for issuance by 133,334 shares and to extend the term of the 2018 Plan.

On September 1, 2021, the 2018 Plan was increased to permit the issuance of an additional 244,940 shares of common stock.

As of December 31, 2022, the 2018 Plan permits the Company to issue up to an aggregate of 622,526 shares of common stock for grant of which 309,417 shares are available to be issued.

On January 6, 2023, the 2018 Plan was increased to permit the issuance of an additional 428,353 shares of common stock, which increased the number of shares available for issuance pursuant to the 2018 Plan to a new total of 737,770 shares.

Options granted during the year ended December 31, 2022

On February 15, 2022, 17,177 shares of Common Stock were returned to the 2018 Plan and on February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 141,003 shares. Such additional shares were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 7, 2022. On May 15, 2022, and July 20, 2022, an additional 6,077 and 1,584 shares, respectively, were returned to the 2018 Plan.

In June 2022, the Company granted options to certain directors of the Company to purchase an aggregate of 4,002 shares of the Company’s Common Stock with an exercise price of $4.89 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is June 24, 2022.

Options granted during the four months ended December 31, 2021

On December 1, 2021, the Company granted 52,988 options with an exercise price of $9.45, with a term of ten (10) years to exercise from the grant date, to employees, directors, and consultants of the Company, of which 17,187 were issued to related parties. Options issued to non-employees vest as to 33% of shares subject to the option on the one-year anniversary of the vesting commencement date, and the balance of the unvested shares shall vest ratably each month thereafter for a 24-month period, on the first day of each such month. Commencing on the grant date, options issued to employees vest as to 25% of shares subject to the option on December 1, 2022, and the balance of the unvested shares shall vest ratably each month thereafter for a 36-month period, on the first day of each such month.

On December 3, 2021, the Company granted an option to the Company’s principal executive officer to purchase 90,334 shares of the Company’s common stock, with an exercise price of $9.45, with a term of ten (10) years to exercise from the grant date, under the 2018 Plan. Commencing on the grant date, options issued vest as follows: 25% of the shares subject to the option shall vest on December 3, 2022, and the balance of the unvested shares shall vest ratably each month thereafter for a 36-month period, on the third day of each such month.

Options granted during the year ended August 31, 2021

On November 30, 2020, the Company appointed a new director and granted 8,000 options of the Company’s common stock vesting monthly over a four-year period for his service on the Board at exercise price of $9.05, expiring ten years after the grant date. The director will be eligible for equity award grants on the same terms as other non-employee members of the Board.

On February 12, 2021, the Company granted an option to the Company’s president to purchase 55,634 shares of the Company’s common stock with an exercise price of $39.90 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our president’s continued service to the Company.

On February 12, 2021, the Company granted an option to the Company’s directors to purchase a total of 47,036 shares of the Company’s common stock with an exercise price of $39.90 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our directors’ continued service to the Company.

On February 12, 2021, the Company granted an option to the Company’s employees to purchase a total of 28,001 shares of the Company’s common stock with an exercise price of $39.90 and vesting as follows: 25% shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date.

On March 5, 2021, the Company granted an option to the Company’s president to purchase a total of 38,340 shares of the Company’s common stock with an exercise price of $22.80 and vesting as follows: 25% shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date.

On March 5, 2021, the Company granted an option to a director of the Company to purchase 2,000 shares of the Company’s common stock with an exercise price of $22.80 and vesting as follows: one third shall vest on the one-year anniversary of the vesting commencement date, one third shall vest on the two-year anniversary of the vesting commencement date and one third shall vest on the three-year anniversary of the vesting commencement date, subject to this director’s continued service to the Company.

On July 16, 2021, the Company granted options to certain directors of the Company to purchase a total of 4,669 shares of the Company’s common stock with an exercise price of $15.00 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the Company’s annual meeting following the vesting commencement date. The vesting commencement date is July 16, 2021.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year Ended	Four Month Ended	Year Ended
	December 31,	December 31,	August 31,
	2022	2021	2021
Expected term	5.50 years	6 - 6.25 years	5 years
Expected average volatility	153%	144 - 158%	151 - 157%
Expected dividend yield	-	-	-
Risk-free interest rate	3.18%	1.13 - 1.15%	0.36 - 0.79%

During the year ended December 31, 2022, the Company granted 4,002 options valued at $18. During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $2,458, of which $2,216 was for related parties, and as of December 31, 2022, $1,748 remains unamortized, of which $1,219 is for related parties. The intrinsic value of the 313,109 options outstanding as of December 31, 2022, is $0.

During the four months ended December 31, 2021, the Company granted 143,322 options valued at $1,170. During the four months ended December 31, 2021, the Company recognized stock option expense of $934, of which $811 was to related parties, and as of December 31, 2021, $4,489 remains unamortized, of which $3,717 is for related parties. The intrinsic value of the 333,945 options outstanding as of December 31, 2021, is $0.

During the year ended August 31, 2021, the Company granted 183,680 options valued at $5,760. During the year ended August 31, 2021, the Company recognized stock option expense of $1,497, of which $1,340 was to related parties, and as of August 31, 2021, $4,263 remains unamortized, of which $3,664 is with related parties. The intrinsic value of the 190,623 options outstanding as of August 31, 2021, is $37.

The following is a summary of stock option activity during the year ended December 31, 2022, the four months ended December 31, 2021, and the year ended August 31, 2021:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, August 31, 2020	18,795	$53.55	8.90
Granted	183,680	34.20	10.00
Exercised	-	-	-
Forfeited/canceled	(11,852)	(38.55)	(8.33)
Outstanding, August 31, 2021	190,623	$35.85	9.27
Granted	143,322	9.45	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2021	333,945	$24.45	9.36
Granted	4,002	4.89	10.00
Exercised	-	-	-
Forfeited/canceled	(24,838)	(25.69)	(8.74)
Outstanding, December 31, 2022	313,109	$24.15	8.41

Exercisable options, December 31, 2022	131,859	$29.35	8.19

NOTE 5 - INCOME TAXES

The Company has not made provision for income taxes for the year ended December 31, 2022, the four months ended December 31, 2021, and the year ended August 31, 2021, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2022. The Company has incurred a net operating loss of $20,559, the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2034, subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code U.S. Federal tax returns are closed by statute for years through 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,	August 31,
	2022	2021	2021
NOL Carryover	$4,338	$3,343	$3,864
Valuation allowance	(4,338)	(3,343)	(3,864)
Net deferred tax asset	$-	$-	$-

NOTE 6 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of December 31, 2022, December 31, 2021, and August 31, 2021.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of common stock of $539. During the year ended December 31, 2022, the four months ended December 31, 2021, and the year ended August 31, 2021, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 7 - LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space with Beckman/Lomas LLC, an entity controlled by a close family member of a director. Effective June 1, 2022, the related party had divested its interests in the property, and as such, no longer constitutes a related party transaction.

On April 19, 2022, the Company entered into a lease arrangement for office space with an annual rent of $13 (£11) and the term of the arrangement is from April 2022 through September 2023.

The following summarizes right-of use asset and lease information about the Company’s operating lease as of December 31, 2022, December 31, 2021, and August 31, 2021:

	Year ended	Four months ended	Year ended
	December 31,	December 31,	August 31,
	2022	2021	2021

Lease cost
Operating lease cost	$39	$10	$7

Other information
Cash paid for operating cash flows from operating leases	$43	$7	$2
Right-of-use assets obtained in exchange for new operating lease liability	$20	$-	$97

Weighted-average remaining lease term — operating leases (year)	1.57	2.67	3.00
Weighted-average discount rate — operating leases	2.98%	3.00%	3.00%

Future minimum lease payments under the operating lease liability has non-cancelable lease payments at December 31, 2022 as follows:

Total
Year Ended December 31,
2023	40
2024	24
Thereafter	-
64
Less: Imputed interest	(1)
Operating lease liabilities	63

Operating lease liability - current	40
Operating lease liability - non-current	$23

NOTE 8 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments relating to research and development contracts as of December 31, 2022, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, US. Additionally, we have offices in Dublin, Ireland and outside Manchester, UK, which serve as administrative spaces for managing our subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. All leases for our office space, other than for the principal executive office, are month-to-month.

NOTE 9 – COMPARATIVE FINANCIALS (UNAUDITED)

The Company changed its fiscal year end from August 31 to December 31 effective December 31, 2021. The unaudited consolidated results of operations for the year ended December 31, 2021 is as follows:

Year ended
December 31,
2021
(unaudited)
OPERATING EXPENSES
General and administrative	$5,633
Research and development	3,784
Total Operating Expenses	9,417

Loss from Operations	(9,417)

OTHER INCOME
Interest income	2
Net change in market value	8
Change in fair value of derivative liabilities	-
Total other income	10

Provision for income taxes	-

NET LOSS	$(9,407)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized loss on available-for-sale securities	(5)
Foreign currency translation adjustments	(54)
Total Other Comprehensive Income (Loss)	(59)

TOTAL COMPREHENSIVE LOSS	$(9,466)

Basic and Diluted Loss per Common Share	$(5.24)

Basic and Diluted Weighted Average Common Shares Outstanding	1,795

NOTE 10 – SUBSEQUENT EVENTS

On February 1, 2023, the Company granted an option to the Company’s president to purchase a total of 85,000 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: 25% of the shares subject to the option shall vest on the one-year anniversary of the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

On February 2, 2023, the Company granted options to certain employees and consultants to purchase a total of 90,000 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: twenty-five percent (25%) of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

On February 2, 2023, the Company granted an option to certain employees and consultants to purchase a total of 19,750 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: one hundred percent (100%) of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

On February 2, 2023, the Company granted an option to an employee to purchase a total of 746 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: 50% of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date, and one twenty-forth (1/24th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2022, based on the COSO framework criteria, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Position Held with the Company	Date first appointed	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 3, 2017	60
Connie Matsui(1)(2)	Director, Chairperson of the Board	May 2, 2017	69
Steven Kelly(1)(3)	Director	May 2, 2017	57
Douglas Blayney, M.D.(2)	Director	July 31, 2017	72
R. Martin Emanuele, Ph D.(2)	Director	September 20, 2017	68
Greg Reyes, M.D., Ph D.(3)	Director	November 30, 2020	69
Tamara A. (Seymour) Favorito(1)	Director	March 3, 2021	64

_______________

(1)	Member of the audit committee
(2)	Member of the corporate governance and nominating committee
(3)	Member of the compensation committee

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Directors

Gregory D. Gorgas was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our Company in April 2017. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast Therapeutics raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately-held company he co-founded, that applies proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

We believe Mr. Gorgas is qualified to serve as a member of our board of directors because of his extensive experience and accomplishments in the biopharmaceutical industry and his past leadership positions at successful public companies.

Connie Matsui was elected to our Board in May 2017. Ms. Matsui brings to her role over 16 years of general management experience in the biotechnology industry. Ms. Matsui retired from Biogen Idec in January 2009 as Executive Vice President, Knowledge and Innovation Networks. She served as an Executive Committee member at both Biogen Idec and IDEC Pharmaceuticals, a predecessor of Biogen Idec. Among the major roles she held after joining IDEC in November 1992 were: Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning; Collaboration Chair for the late stage development and commercialization of rituximab (tradenames: Rituxan ®, MabThera ®) in partnership with Roche and Genentech; and Project Leader for Zevalin ® , the first radioimmunotherapy approved by the FDA. Prior to entering the biotechnology industry, Ms. Matsui worked for Wells Fargo Bank in general management, marketing and human resources. Ms. Matsui currently serves as the Chair of the Board at Sutro Biopharma and has been active on a number of not-for-profit boards at the local, national and global level. Ms. Matsui earned BA and MBA degrees from Stanford University.

We believe Ms. Matsui is qualified to serve as a member of our board of directors because of her extensive management experience and deep familiarity with the biotechnology industry.

Steven Kelly was elected to our Board in May 2017. Mr. Kelly brings over thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. Mr. Kelly is currently CEO at Carisma Therapeutics, a venture backed biotech pioneering the development of CAR macrophages, a disruptive approach to immunotherapy in cancer. From 2012 to 2018, Mr. Kelly was the principal of Kelly BioConsulting, LLC, and served as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Previously, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an early stage oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University.

We believe Mr. Kelly is qualified to serve as a member of our board of directors because of his entrepreneurial background and extensive knowledge of the biopharmaceutical and biotechnology industries.

Douglas Blayney, M.D. was elected to our Board in July 2017. Dr. Blayney is a Professor of Medicine (Oncology), Emeritus at Stanford University and former Medical Director of Stanford Cancer Center. Dr. Blayney is a past president of the American Society of Clinical Oncology (ASCO) and a founder of the ASCO Quality Symposium. He was previously a Professor of Internal Medicine and Medical Director of the Comprehensive Cancer Center at the University of Michigan, and prior to that practiced and led Wilshire Oncology Medical Group, Inc. a physician owned multidisciplinary oncology practice in southern California. Dr. Blayney served on the Food and Drug Administration’s Oncologic Drugs Advisory Committee and is Founding Editor-in-Chief and Editor-in-Chief Emeritus of ASCO’s Journal of Oncology Practice. He has over 120 scientific publications with expertise on clinical trial development, use of oncology drugs in clinical practice, and information technology use. Dr. Blayney earned a degree in electrical engineering from Stanford, is a graduate of the University of California, San Diego (UCSD) School of Medicine, and received post graduate training at UCSD and at the National Cancer Institute in Bethesda, Maryland.

We believe Dr. Blayney is qualified to serve as a member of our board of directors because of his expertise in biopharmaceutical matters and deep familiarity with clinical trials and the FDA.

R. Martin Emanuele, Ph.D. was elected to our Board in September 2017. Dr. Emanuele is currently co-founder and Chief Executive Officer of Visgenx. Inc, a private bio-pharmaceutical company. From May 2011 to October 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc. (now Savara, Inc., a biopharmaceutical company), from April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., and leading provider of dialysis and other healthcare services in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and CEO of SynthRx, Inc. a private biopharmaceutical company that was acquired by Mast Therapeutics (Savara, Inc) in April 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately-held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Corporate Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a Ph.D. in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a BS in biology from Colorado State University. He also holds an MBA with an emphasis in healthcare and pharmaceutical management from the University of Colorado.

We believe that Dr. Emanuele is qualified to serve as a member of our board of directors because of his professional background experience in the biopharmaceutical industry.

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

We believe Dr. Reyes is qualified to serve as a member of our board of directors because of his extensive experience serving in leadership positions for biopharmaceutical companies.

Tamara A. (Seymour) Favorito was elected to our Board in March 2021. Ms. Favorito serves as a member of the board of directors, Chair of the audit committees and member of the compensation committees of Kintara Therapeutics, Inc. a publicly-traded drug development company. In addition she serves as a member of the board of directors and Chair of the audit and compensation committees of Zevra Therapeutics, Inc. (formerly KemPharm, Inc.), a rare disease therapeutics company. Ms. Favorito served as Interim Chief Financial Officer of Immunic, Inc., clinical-stage drug development company in 2019. She was Chief Financial Officer of Signal Genetics, Inc., a publicly traded molecular diagnostics company, from 2014 to 2017. She served as Chief Financial Officer of HemaQuest Pharmaceuticals, Inc., a venture-backed clinical-stage drug development company, from 2010 to 2014. From 2001 to 2009, she served as Chief Financial Officer of Favrille, Inc., a publicly traded clinical-stage drug development company. Ms. Favorito has also served as consulting chief financial officer for a number of biotechnology companies, served as Director of Finance and Controller of Agouron Pharmaceuticals, Inc. (now Pfizer, Inc.) and spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP, including three years as audit manager. Ms. Favorito is a Certified Public Accountant (inactive). She received an MBA, emphasis in Finance, from Georgia State University, and a bachelor’s degree in Business Administration, emphasis in Accounting, from Valdosta State University. Ms. Favorito also participated in an executive management program at Kellogg Graduate School of Management at Northwestern University.

We believe Ms. Favorito is qualified to serve as a member of our board of directors because of her experience leading public companies, her financial expertise and her familiarity with the biopharmaceutical industry.

Executive Officers

Gregory D. Gorgas. Please see biography in “Directors” section above.

Board Meetings

Since January 1, 2022, our Board has met six times. All of our directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year, in each case during the period that he or she served as a director.

Audit Committee

Our audit committee is currently comprised of Tamara A. (Seymour) Favorito, Steven Kelly, and Connie Matsui. Ms. Favorito serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). Our Board has also determined that Ms. Favorito is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee will include, among other things:

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

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is currently comprised of Douglas Blayney, M.D., and R. Martin Emanuele, Ph.D and Connie Matsui. Dr. Blayney serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our corporate governance and nominating committee meet the requirements for independence under the applicable rules and regulations of Nasdaq listing standards. The responsibilities of our corporate governance and nominating committee will include, among other things:

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

Our corporate governance and nominating committee operates under a written charter, which satisfies the listing standards of Nasdaq, a copy of which can be found on our website at www.artelobio.com.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory D. Gorgas
President, CEO, CFO,	2022/12	440,000	209,000	-	-	-	-	5,831	654,831
Secretary, Treasurer and Director	2021/12	141,667	217,281	-	730,093	-	-	1,944	1,090,985
	2021/08	415,333	210,375	-	2,840,064	-	-	5,831	3,471,603

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officer that remained outstanding as of December 31, 2022.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(1)	(2)		(3)	(4)	(5)	(6)	(7)	(8)	(9)
Gregory D. Gorgas	4,167	833	(1)	-	$29.85	August 29, 2029	-	-	-	-
President, CEO, CFO, Secretary,	27,817	27,817	(2)	-	$39.90	February 12, 2031	-	-	-	-
Treasurer and Director	16,774	21,566	(3)	-	$22.80	March 5, 2031	-	-	-	-
	24,466	65,868	(4)	-	$9.45	December 3, 2031	-	-	-	-

(1)	104 options vesting each month through July 2023 and 105 options vesting in August 2023.
(2)	27,817 options vesting in February 2023.
(3)	798 options vesting each month through July 2023. 799 Options vesting each month beginning August 2023 until March 2025.
(4)	1,881 options vesting each month through February 2023 and 1,882 options vesting each month beginning March 2023 until November 2025.

Executive Employment Agreements

On August 30, 2019, and effective as of June 20, 2019, the Company and Mr. Gorgas entered into an amended and restated employment agreement (the “Employment Agreement”).

Mr. Gorgas’ current annual base salary is $475,000 per year, less applicable withholdings, and he is eligible to earn an annual target bonus of up to 50% of his base salary upon achievement of performance objectives to be determined by the Company’s board of directors or its compensation committee. Mr. Gorgas is also eligible to participate in any employee benefit plans sponsored by us.

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

Director Compensation

The following table shows the compensation earned by persons who served on our Board of Directors during the year ended December 31, 2022, who are not one of our Named Executive Officers..

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Connie Matsui (1)	66,500	-	3,044	-	-	-	69,544
Douglas Blayney, M.D. (2)	38,000	-	3,044	-	-	-	41,044
Gregory R. Reyes, M.D., Ph.D. (3)	34,000	-	3,044	-	-	-	37,044
R. Martin Emanuele, Ph.D. (4)	34,000	-	3,044	-	-	-	37,044
Steven Kelly (5)	49,500	-	3,044	-	-	-	52,544
Tamara A. (Seymour) Favorito (6)	45,000	-	3,044	-	-	-	48,044

(1)	13,735 option awards outstanding as of December 31, 2022.
(2)	11,834 option awards outstanding as of December 31, 2022.
(3)	9,334 option awards outstanding as of December 31, 2022.
(4)	11,369 option awards outstanding as of December 31, 2022.
(5)	12,452 option awards outstanding as of December 31, 2022.
(6)	3,334 option awards outstanding as of December 31, 2022.

Non-Employee Director Compensation Policy

Effective February 12, 2021, after reviewing data provided by F.W. Cook, an independent compensation consultant, the Company adopted an Outside Director Compensation Policy which provides that each outside director is entitled to receive the following cash compensation for their services:

•	$30,000 per year for service as a member of the board of directors;

•	$25,000 per year additionally for service as chairperson of the board;

•	$15,000 per year additionally for service as chairperson of the audit committee;

•	$7,500 per year additionally for service as an audit committee member;

•	$12,000 per year additionally for service as chairperson of the compensation committee;

•	$4,000 per year additionally for service as a compensation committee member;

•	$8,000 per year additionally for service as chairperson of the corporate governance and nominating committee;

•	$4,000 per year additionally for service as a corporate governance and nominating committee member;

All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.

In addition, the Outside Director Compensation Policy provides that new non-employee directors receive, upon becoming a non-employee director, an initial award of stock options to purchase 2,000 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the first trading date on or after the date on which such individual first becomes a non-employee director. The initial award shall vest in three (3) equal installments on each anniversary of the date the applicable non-employee director’s service commenced, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date.

Our outside director compensation policy also provides for an annual award to continuing non-employee directors who have served as a non-employee director for at least six (6) months on the date of each annual meeting of stockholders, provided that the board may make exceptions to this requirement, of stock options to purchase 667 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the date of each annual meeting. The annual award shall vest on the earlier of the one-year anniversary of the date the annual award is granted, or the day prior to the date of the annual meeting next following the date the annual award is granted, in each case, subject to the non-employee director continuing to be a service provider through the applicable vesting date.

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

On February 12, 2021, the Company granted options to certain directors of the Company directors to purchase a total of 47,036 shares of the Company’s common stock with an exercise price of $39.90 and vesting as follows: 50% shall vest on the one-year anniversary of the grant date and 50% shall vest on the two-year anniversary of the grant date, subject to our directors’ continued service to the Company.

On March 5, 2021, the Company granted an option to a director of the Company to purchase 2,000 shares of the Company’s common stock with an exercise price of $22.80 and vesting as follows: one third shall vest on the one-year anniversary of the vesting commencement date, one third shall vest on the two-year anniversary of the vesting commencement date and one third shall vest on the three-year anniversary of the vesting commencement date, subject to this director’s continued service to the Company.

On July 16, 2021, the Company granted options to certain directors of the Company to purchase a total of 4,669 shares of the Company’s common stock with an exercise price of $15.00 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the annual meeting of the Company’s stockholders next following the vesting commencement date. The vesting commencement date was July 16, 2021.

On June 24, 2022, the Company granted options to certain directors of the Company to purchase a total of 4,002 shares of the Company’s common stock with an exercise price of $4.89 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the annual meeting of the Company’s stockholders following the vesting commencement date. The vesting commencement date was June 24, 2023.

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

Authorized Shares. On September 1, 2021, the 2018 Plan was increased to permit the issuance of an additional 244,940 shares of common stock awards. On February 18, 2022, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 141,003 shares.

As of December 31, 2022, 622,526 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 313,109 shares of common stock are issued and outstanding. On January 6, 2023, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 428,353 shares to a new total of 1,050,879 shares reserved for issuances pursuant to the 2018 Plan.

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

Grants of Plan-Based Awards

During the year ended December 31, 2022, we granted stock options to purchase a total of 4,002 shares of common stock.

Option Exercises and Stock Vested

During the year ended December 31, 2022, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2023, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of	Number of Shares Subject to Options and Warrants Exercisable	Total Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Held	within 60 Days	Number	%
Directors and Named Executive Officers
Gregory D. Gorgas(1)	20,446	113,086	133,532	4.68%
Connie Matsui(2)	3,778	13,068	16,846	*
Steven Kelly(3)	834	11,785	12,619	*
Douglas Blayney, M.D. (4)	834	11,167	12,001	*
R. Martin Emanuele, Ph.D.(5)	834	10,702	11,536	*
Gregory R. Reyes M.D., Ph.D. (6)	-	5,500	5,500	*
Tamara A. (Seymour) Favorito (7)	-	2,001	2,001	*

All Current Directors and Executive Officers as a Group	26,726	167,309	194,035	6.79%

5% Stockholders
None

*	Less than 1%
(1)

Consists of 20,446 shares held by Gregory D. Gorgas, option to purchase 112,980 shares of common stock and warrants to purchase 106 shares of common stock that are exercisable within 60 days of March 27, 2023.

(2)	Consists of 3,778 shares held by Connie Matsui and option to purchase 13,068 shares of common stock that are exercisable within 60 days of March 27, 2023.
(3)	Consists of 834 shares held by Steven Kelly and option to purchase 11,785 shares of common stock that are exercisable within 60 days of March 27, 2023.
(4)	Consists of 834 shares held by Douglas Blayney, M.D. and option to purchase 11,167 shares of common stock that are exercisable within 60 days of March 27, 2023.
(5)	Consists of 834 shares held by R. Marty Emanuele, Ph.D. and option to purchase 10,702 shares of common stock that are exercisable within 60 days of March 27, 2023.
(6)	Consists of option to purchase 5,500 shares held by Gregory R. Reyes. M.D., Ph.D. of common stock that are exercisable within 60 days of March 27, 2023.
(7)	Consists of option to purchase 2,001 shares held by Tamara A. (Seymour) Favorito of common stock that are exercisable within 60 days of March 27, 2023.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2022. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan	313,109	$24.15	309,417
Equity compensation plans not approved by security holders	-	-	-
Total	313,109	$24.15	309,417

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Ms. Matsui, Dr. Blayney, Mr. Kelly, Dr. Emanuele, Dr. Reyes and Ms. Favorito representing six of our seven directors, are “independent directors” as defined under the rules of the Nasdaq Capital Market. Mr. Gorgas is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for audit services provided by MaloneBailey, LLP for the year ended December 31, 2022, four months ended December 31, 2021 and year ended August 31, 2021:

Fee Category	Year ended December 31, 2022	Four months ended December 31, 2021	Year ended August 31, 2021

Audit Fees	$113,500	$48,000	75,000
Audit-Related Fees	-	-	54,000
Tax Fees	5,000	-	4,000
All Other Fees	-	-	-
Total Fees	$118,500	$48,000	133,000

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board (PCAOB) regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.]

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	S-1	333-264967	5/16/2022
3.2	Certificate of Change, effective August 9, 2022	8-K	001-38951	8/9/2022
3.3	Amended and Restated Bylaws	10-Q	001-38951	11-08-2022
4.1	Description of Securities				*
10.1	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.2	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.7	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.8	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.9	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.10	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.11+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.12#	2018 Equity Incentive Plan	S-8	333-264183	4/7/2022
10.13#	Form of Stock Option Agreement—2018 Equity Incentive Plan	S-1	333-227571	9/27/2018
10.14+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
21.1	List of subsidiaries	10-Q	001-38951	11-08-2023
23.1	Consent Of Independent Registered Public Accounting Firm				*
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
**

The certification attached as Exhibit 32.1 that accompanies this Annual Report, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ARTELO BIOSCIENCES, INC.

Dated: March 31, 2023	By:	/s/ Gregory D. Gorgas
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

Dated: March 31, 2023	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2023	/s/ Connie Matsui
Connie Matsui
Director

Dated: March 31, 2023	/s/ Steven Kelly
Steven Kelly
Director

Dated: March 31, 2023	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: March 31, 2023	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: March 31, 2023	/s/ Greg Reyes
Greg Reyes
Director

Dated: March 31, 2023	/s/ Tamara A. (Seymour) Favorito
Tamara A. (Seymour) Favorito
Director

