Form 10-Q
period 2023-06-30
ARTELO BIOSCIENCES, INC.
filed 2023-08-10
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 8, 2023, the registrant had 2,885,688 shares of Common Stock, $0.001 par value per share, outstanding.

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$5,719	$6,888
Trading marketable securities	8,272	9,150
Available-for-sale securities (amortized cost of $0 and $1,502, respectively)	-	1,495
Prepaid expenses and other current assets	611	789
Total Current Assets	14,602	18,322
Operating lease right-of-use assets	39	60
Intangible asset	2,039	2,039
Other assets	197	3
TOTAL ASSETS	$16,877	$20,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$523	$905
Due to related parties	46	53
Operating lease liabilities - current portion	34	40
Total Current Liabilities	603	998

Operating lease liabilities	6	23
TOTAL LIABILITIES	609	1,021

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, as of June 30, 2023 and December 31, 2022
2,855,688 and 2,855,688 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	51,254	50,675
Accumulated deficit	(34,788)	(31,021)
Accumulated other comprehensive loss	(201)	(254)
TOTAL STOCKHOLDERS’ EQUITY	16,268	19,403

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,877	$20,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative	$1,032	$1,415	$2,089	$2,897
Research and development	752	1,056	1,987	1,520
Total Operating Expenses	1,784	2,471	4,076	4,417

Loss from Operations	(1,784)	(2,471)	(4,076)	(4,417)

OTHER INCOME (EXPENSE)
Interest income	-	1	-	2
Net change in fair value of trading marketable securities	185	21	309	1
Total other income	185	22	309	3

Provision for income taxes	-	-	-	-

NET LOSS	$(1,599)	$(2,449)	$(3,767)	$(4,414)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale securities	(29)	(7)	-	(29)
Foreign currency translation adjustments	33	(105)	53	(129)
Total Other Comprehensive Income (Loss)	4	(112)	53	(158)

TOTAL COMPREHENSIVE LOSS	$(1,595)	$(2,561)	$(3,714)	$(4,572)

Basic and Diluted Loss per Common Share	$(0.56)	$(0.87)	$(1.32)	$(1.56)

Basic and Diluted Weighted Average Common Shares Outstanding	2,856	2,830	2,856	2,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Stock based compensation	-	-	354	-	-	354
Net loss for the period	-	-	-	(2,168)	-	(2,168)
Other comprehensive income	-	-	-	-	49	49
Balance, March 31, 2023	2,856	$3	$51,029	$(33,189)	$(205)	$17,638

Stock based compensation	-	-	225	-	-	225
Net loss for the period	-	-	-	(1,599)	-	(1,599)
Other comprehensive income	-	-	-	-	4	4
Balance, June 30, 2023	2,856	$3	$51,254	$(34,788)	$(201)	$16,268

					Accumulated
			Additional		Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2021	2,820	$3	$48,120	$(20,938)	$(18)	$27,167

Stock based compensation	-	-	624	-	-	624
Net loss for the period	-	-	-	(1,965)	-	(1,965)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, March 31, 2022	2,820	$3	$48,744	$(22,903)	$(64)	$25,780

Common shares issued for commitment fee	20	-	-	-	-	-
Stock based compensation	-	-	619	-	-	619
Net loss for the period	-	-	-	(2,449)	-	(2,449)
Other comprehensive loss	-	-	-	-	(112)	(112)
Balance, June 30, 2022	2,840	$3	$49,363	$(25,352)	$(176)	$23,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,767)	$(4,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	579	1,243
Net change in fair value of trading marketable securities	(309)	(1)
Non-cash lease expense	21	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	101	(330)
Accounts payable and accrued liabilities	(402)	(543)
Accounts payable - related parties	(9)	29
Fixed cash payments related to operating leases	(23)	(22)
Net cash used in operating activities	(3,809)	(4,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(8,154)	(2,687)
Investment in available-for-sale securities	-	(499)
Proceeds from disposition of marketable securities	9,240	7,428
Proceeds from disposition of available-for-sale securities	1,512	-
Net cash provided by investing activities	2,598	4,242

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of stock issuance costs	-	(134)
Net cash provided by (used in) financing activities	-	(134)

Effect of exchange rate changes on cash	42	(129)

Net change in cash and cash equivalents	(1,169)	(40)
Cash and cash equivalents - beginning of period	6,888	12,162
Cash and cash equivalents - end of period	$5,719	$12,122

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Initial recognition of the right-of-use asset and lease liability	$-	$20
Unrealized loss from available-for-sale securities	$-	$(29)

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

The Company registered wholly owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, and in the UK, Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a wholly owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing and commercializing therapeutics that target lipid-signaling pathways, including treatments intended to modulate the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Liquidity

The Company has incurred losses since inception and incurred a net loss of $3,767 during the six months ended June 30, 2023. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of June 30, 2023, there have been no sales under the Equity Line. In July 2023, the Company filed a $75,000 in aggregate value shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75,000 of the Company’s Common Stock, preferred stock, debt securities, warrants, and/or units. The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations into the second half of 2024. To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed with the SEC on March 31, 2023.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $1,206 and $1,041 during the six months ended June 30, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $5,719 and $6,888 in cash and cash equivalents at June 30, 2023, and December 31, 2022, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of June 30, 2023, was approximately $5,219. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $8,272 and $9,150 as of June 30, 2023, and December 31, 2022, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale securities had an outstanding balance of $0 and $1,495 as of June 30, 2023, and December 31, 2022, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of June 30, 2023, and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$7,351	$-	$7,351
Asset-backed securities	-	244	-	244
US Government	-	677	-	677
	-	8,272	-	8,272

Available-for-sale securities	-	-	-	-

	$-	$8,272	$-	$8,272

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$9,150	$-	$9,150
	-	9,150	-	9,150

Available-for sale securities
US Treasury	-	1,495	-	1,495
	-	1,495	-	1,495

	$-	$10,645	$-	$10,645

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

For the six months ended June 30, 2023, and 2022, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,	June 30,
	2023	2022
Stock options	512,607	314,679
Warrants	258,821	270,088
	771,428	584,767

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, and 2022, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $6 and $20, respectively. As of June 30, 2023, and December 31, 2022, there was $2 and $1, outstanding, respectively.

During the six months ended June 30, 2023, and 2022, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $84 and $65, respectively. As of June 30, 2023, and December 31, 2022, there was $20 and $30 outstanding, respectively.

During the six months ended June 30, 2023, and 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $41 and $45, respectively. As of June 30, 2023, and December 31, 2022, there was $24 and $23 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As of June 30, 2023, there were 2,855,688 shares of Common Stock issued and outstanding.

Warrants

A summary of activity of the warrants during the six months ended June 30, 2023, is follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	270,053	$64.16	2.05
Granted	-	-	-
Expired	(11,232)	180.89	-
Exercised	-	-	-
Outstanding, June 30, 2023	258,821	$64.16	1.56

The intrinsic value of the warrants as of June 30, 2023, is $0. All of the outstanding warrants are exercisable as of June 30, 2023.

2018 Equity Incentive Plan, as amended

On January 1, 2023, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 428,353 shares of Common Stock.

As of June 30, 2023, the 2018 Plan permits the Company to issue up to an aggregate of 1,050,879 shares of Common Stock of which 538,272 shares are available to be issued.

Options granted during the six months ended June 30, 2023

The following is a summary of stock option activity during the six months ended June 30, 2023:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2022	313,109	$24.15	8.41
Granted	199,498	3.13	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2023	512,607	$15.97	8.57

Exercisable options, June 30, 2023	207,824	$29.55	7.75

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Six Months Ended
June 30,
2023
Expected term	5.50 - 6.25 years
Expected average volatility	114 - 150%
Expected dividend yield	-
Risk-free interest rate	3.43 - 4.13%

During the six months ended June 30, 2023, the Company granted 199,498 options valued at $576. During the six months ended June 30, 2023, and 2022, the Company recognized stock-based compensation expense of $579 and $1.2 million, respectively, of which $428 and $1.1 million was for related parties, respectively, and as of June 30, 2023, $1,745 remains unamortized, of which $1,207 is for related parties. The intrinsic value of options outstanding as of June 30, 2023, is $0.

NOTE 5 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of June 30, 2023, and December 31, 2022.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the six months ended June 30, 2023, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating lease as of June 30, 2023:

	Six months ended
	June 30,
	2023	2022

Lease cost
Operating lease cost	$21	$19

Other information
Cash paid for operating cash flows from operating leases	$23	$22
Right-of-use assets obtained in exchange for new operating lease liability	$-	$20

Weighted-average remaining lease term — operating leases (year)	1.17	2.03
Weighted-average discount rate — operating leases	3.00%	2.98%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at June 30, 2023 as follows:

Total
Year Ended December 31,
2023 - Remaining 6 months	$17
2024	24
Thereafter	-
41
Less: Imputed interest	(1)
Operating lease liabilities	40

Operating lease liability - current	34
Operating lease liability - non-current	$6

NOTE 7 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments relating to research and development contracts as of June 30, 2023, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•	The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, US. Additionally, we have an office outside Manchester, UK, which serve as administrative spaces for managing our subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. All leases for our office space, other than for the principal executive office, are month-to-month.

NOTE 8 – SUBSEQUENT EVENTS

In July 2023, the Company filed a $75,000 shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75,000 in aggregate value of the Company’s Common Stock, preferred stock, debt securities, warrants and/or units.

On August 4, 2023, the Company granted options to directors of the Company to purchase an aggregate total of 6,498 shares of the Company’s common stock with an exercise price of $2.01, all of which vest on the earlier of the one (1) year anniversary of the grant date or the day prior to the date of the next annual meeting of the Company’s stockholders following the grant date.

Subsequent to June 30, 2023, in accordance with the Equity Line, the Company issued 30,000 shares of the Company’s Common Stock with aggregate proceeds to the Company of $56.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in USD and all references to “Common Shares” refer to shares of our common stock.

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

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”). Our lead program FABP5 is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, and anxiety, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

Based upon recently disclosed positive pre-clinical evidence of promising activity and a differentiated mechanism-of-action for the prevention and treatment of Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate among our library of FABP5 inhibitor compounds, ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the US, UK or EU. The ART26.12 program is in the early stages of regulatory-enabling studies. We anticipate first-in-human studies could begin in the second half of 2024 depending, in part, on the ability of selected contract research organizations to source materials and resources, including animals, in order to perform required studies, the review and approval process with the regulatory authorities, such as the US Food and Drug Administration (the “FDA”), and any lingering consequences of the global COVID-19 pandemic. The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as us, and because of such uncertainties, we are unable to predict our expected timelines with any degree of certainty at this time.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our CBD cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Emerging data demonstrates potential advantages of this single crystal structure, including improved stability, solubility, and a more consistent absorption profile. We believe these features have contributed to a more consistent and improved bioavailability profile and, as already demonstrated in animal studies, may ultimately lead to improved safety and efficacy in human therapeutics.

Presently, we have two US patents, one pending US patent application, two foreign patents (Mexico and Taiwan) and seven pending foreign patent applications (Australia, Brazil, Canada, China, Europe, South Korea, and Japan) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and Inflammatory Bowel Disease (“IBD”).

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Estimated Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Chemotherapy Induced Peripheral Neuropathy, Prostate cancer and Breast cancer, pain, and anxiety disorders	Pre-clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Inflammatory Bowel Disease (IBD), Post-Traumatic Stress Disorder (PTSD), and other potential indications	Pre-clinical	IBD: approximately $7 billion PTSD: approximately $7 billion

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

Results of Operations

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

	Three months ended
	June 30,
(In thousands)	2023	2022	Change
Operating Expenses
General and administrative	$1,032	$1,415	$(383)
Research and development	752	1,056	(304)
Total Operating Expenses	1,784	2,471	(687)
Loss from Operations	(1,784)	(2,471)	687
Other income	185	22	163
Net Loss	$(1,599)	$(2,449)	$850

Our operating expenses, for the three months ended June 30, 2023, were $1.8 million compared to $2.5 million for the same period in 2022. The decrease in operating expenses for the three months ended June 30, 2023, was related to a decrease in general and administrative expenses primarily associated with a decrease in the year-over-year service cost of stock-based compensation, a non-cash expense, along with a decrease in research and development expenses primarily driven by an increase in tax credits received from the United Kingdom government, compared to the same period in the prior year, offset by an increase in research and development expense as a result of increased salaries to internal research and development staff along with increased payments to third-party service providers.

Six months ended June 30, 2023, compared to the six months ended June 30, 2022

	Six months ended
	June 30,
(In thousands)	2023	2022	Change
Operating Expenses
General and administrative	$2,089	$2,897	$(808)
Research and development	1,987	1,520	467
Total Operating Expenses	4,076	4,417	(341)
Loss from Operations	(4,076)	(4,417)	341
Other income	309	3	306
Net Loss	$(3,767)	$(4,414)	$647

Our operating expenses, for the six months ended June 30, 2023, were $4.1 million compared to $4.4 million for the same period in 2022. The decrease in operating expenses for the six months ended June 30, 2023, was primarily related to a decrease in general and administrative expenses associated with a decrease in the year-over-year service cost of stock-based compensation, a non-cash expense, partially offset by an increase in research and development expense as a result of increased salaries to internal research and development staff along with increased payments to third-party service providers.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

The Company has incurred losses since inception and incurred a net loss of $3.8 million during the six months ended June 30, 2023. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, Lincoln Park Capital Fund LLC (“Lincoln Park”) providing for the sale of up to $20.0 million worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20.0 million worth of shares of the Company’s Common Stock. In addition to regular purchases, the Company may also, under certain circumstances, direct Lincoln Park to purchase other amounts as accelerated purchases. The Company expects that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes. As of June 30, 2023, there have been no sales under the Equity Line. Subsequent to June 30, 2023, in accordance with the Equity Line the Company issued 30,000 shares of the Company’s Common Stock with aggregate proceeds to the Company of $0.1 million.

Recent Developments

In July 2023, the Company filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75.0 million in aggregate value of the Company’s Common Stock, preferred stock, debt securities, warrants and/or units. The shelf registration statement was intended to provide the Company with flexibility to access additional capital when market conditions are appropriate.

The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations into the second half of 2024. To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Working Capital

	June 30,	December 31,
(In thousands)	2023	2022	Change
Current Assets	$14,602	$18,322	$(3,720)
Current Liabilities	603	998	(395)
Working Capital	$13,999	$17,324	$(3,325)

Our total current assets as of June 30, 2023, were $14.6 million as compared to total current assets of $18.3 million as of December 31, 2022. The decrease in current assets was primarily due to the funding of the Company’s operating activities.

Our total current liabilities as of June 30, 2023, were $0.6 million as compared to total current liabilities of $1.0 million as of December 31, 2022.

Cash Flows

	Six months ended
	June 30,
(In thousands)	2023	2022	Change
Cash Flows used in operating activities	$(3,809)	$(4,019)	$210
Cash Flows provided by investing activities	2,598	4,242	(1,644)
Cash Flows used in financing activities	-	(134)	134
Effect of exchange rate changes on cash	42	(129)	171
Net change in cash and cash equivalent during period	$(1,169)	$(40)	$(1,129)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $3.8 million compared to $4.0 million during the six months ended June 30, 2022. Cash used in operating activities during the six months ended June 30, 2023, of $3.8 million was attributed to a net loss of $3.8 million, decreases in operating assets and liabilities of $0.3 million and a non-cash adjustment for a non-cash gain of $0.3 million associated with the Company’s trading marketable securities, offset by stock-based compensation of $0.6 million. Cash used in operating activities during the six months ended June 30, 2022, of $4.0 million was primarily attributed to net loss of $4.4 million and an increase in net operating assets and liabilities of $0.8 million offset by stock-based compensation of $1.2 million.

Cash Flows from Investing Activities

During the three months ended June 30, 2023, cash flows provided by investing activities of $2.6 million was the result of $9.2 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $8.2 million from purchases of trading marketable securities. During the six months ended June 30, 2022, cash flows provided by investing activities of $4.2 million consisted of $7.4 million received upon the disposition of marketable securities offset by $3.2 million invested in trading marketable securities and available-for-securities investments.

Cash Flows from Financing Activities

The Company did not have any financing activities during the six months ended June 30, 2023. During the six months ended June 30, 2022, cash flows used in financing activities were comprised of stock issuance costs of $0.1 million.

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

New Accounting Standard Adopted

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” These amendments permit the use of an impairment model known as the current expected credit loss (CECL) model when assessing financial instruments for impairment. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

As described in Part I, Item 2. of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company entered into the Equity Line with Lincoln Park which provides, among other things, for the sale by us to Lincoln Park of up to $20.0 million in shares of our Common Stock, subject to the terms of the Equity Line. Though the Company has the right, but not the obligation, to sell to Lincoln Park shares of our Common Stock under the Equity Line, market conditions may not be favorable for us to sell shares of our Common Stock to Lincoln Park.

Under the terms of the Equity Line, the Company is prohibited from effecting or entering into an agreement to effect any issuance by us or our subsidiaries of shares of our Common Stock involving the issuance of any floating conversion rate or variable priced equity-like securities, not including the prohibition of the issuance and sale of shares of our Common Stock pursuant to an “at-the-market offering” by us exclusively through a registered broker-dealer acting as our agent pursuant to a written agreement between us and such registered broker-dealer.

The Company is currently receiving Research and Development (“R&D”) tax credits from the UK in connection with our clinical trials being conducted in the UK. With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such credits are not expected to be available.

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as the Company is currently doing. This effectively reduces the costs, and the cash the Company uses, for our current trials. With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such credits are not expected to be available. In addition, if the rate of relief changes or the regime is altered in scope, our production costs could increase significantly. Based on announcements made as part of the UK Budget on March 15, 2023 and which have yet to be enacted, the rate of relief from April 2023 will depend on whether the company incurs 40% of its total expenditure on R&D. If it does, the value of the relief will only reduce marginally from April 2023. Otherwise, the rate of repayable credit will reduce materially and this will significantly adversely affect the cost of product development. The UK government is currently consulting on possible further changes to the R&D regime in the UK which may also adversely affect the value and scope of relief available from 2024. The government has indicated that it does not currently expect any such changes to reduce the value of the relief related to UK activities for companies which incur 40% of their expenditure on R&D.

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

The full impact of the COVID-19 pandemic on our clinical trial plans, product development, and how a regulatory body reviews study data is difficult to predict, but the pandemic may have a material adverse impact on our business operations, clinical trial plans, and product development, including delays in clinical trial and study participant recruitment, delays in regulatory approval of our product candidates, and the need to expend additional costs and resources. The pandemic’s impact on the US and global economy and drug product manufacturing and supply chain may also adversely affect our clinical trial plans and drug development. In April 2023, President Biden signed legislation that ended the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. For example, stresses on healthcare systems and our clinical trial sites, our ability to recruit participants for our clinical trials may be significantly impacted, and the Company may not be able to commence or complete our clinical trials as currently planned. The Company may also be required to significantly modify our study protocol, policies and procedures in order to address or accommodate patients and study site needs. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities.

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

Until December 2017, the Company was deemed a “shell company” under applicable SEC rules and regulations because the Company had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8–K reflecting our status as a non-shell company, was filed with the SEC; and (ii) unless at the time of a proposed sale, the Company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the Company was required to file such reports and materials), other than Form 8–K reports. The Company is currently subject to the reporting rules under the Exchange Act and expects to remain subject to the reporting requirements under the Exchange Act. However, sales may not be made under Rule 144 unless the Company is in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless the Company agrees to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions the Company may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities could cause the market price of our securities to decline or make it difficult to establish a trading market in our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	10-Q	001-38951	05/11/2023
3.2	Amended and Restated Bylaws	8-K	001-38951	04/21/2023
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

___________

**

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: August 10, 2023	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

