Form 10-Q
period 2023-09-30
ARTELO BIOSCIENCES, INC.
filed 2023-11-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 10, 2023, the registrant had 3,188,959 shares of Common Stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$2,639	$6,888
Trading marketable securities	10,225	9,150
Available-for-sale securities (amortized cost of $0 and $1,502, respectively)	-	1,495
Prepaid expenses and other current assets	564	789
Total Current Assets	13,428	18,322
Operating lease right-of-use assets	29	60
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$15,499	$20,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$840	$905
Due to related parties	49	53
Operating lease liabilities - current portion	32	40
Total Current Liabilities	921	998

Operating lease liabilities	-	23
TOTAL LIABILITIES	921	1,021

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, as of September 30, 2023 and December 31, 2022 3,162,354 and 2,855,688 shares issued and outstanding as of September 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	52,011	50,675
Accumulated deficit	(37,237)	(31,021)
Accumulated other comprehensive loss	(199)	(254)
TOTAL STOCKHOLDERS' EQUITY	14,578	19,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,499	$20,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative	$1,029	$1,316	$3,118	$4,213
Research and development	1,585	1,078	3,572	2,598
Total Operating Expenses	2,614	2,394	6,690	6,811

Loss from Operations	(2,614)	(2,394)	(6,690)	(6,811)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	2
Interest expense	-	(5)	-	(5)
Net change in fair value of trading marketable securities	165	69	474	70
Total other income	165	64	474	67

Provision for income taxes	-	-	-	-

NET LOSS	$(2,449)	$(2,330)	$(6,216)	$(6,744)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale securities	-	(2)	-	(31)
Foreign currency translation adjustments	2	(210)	55	(339)
Total Other Comprehensive Income (Loss)	2	(212)	55	(370)

TOTAL COMPREHENSIVE LOSS	$(2,447)	$(2,542)	$(6,161)	$(7,114)

Basic and Diluted Loss per Common Share	$(0.83)	$(0.82)	$(2.15)	$(2.38)

Basic and Diluted Weighted Average Common Shares Outstanding	2,949	2,849	2,887	2,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Stock based compensation	-	-	354	-	-	354
Net loss for the period	-	-	-	(2,168)	-	(2,168)
Other comprehensive income	-	-	-	-	49	49
Balance, March 31, 2023	2,856	$3	$51,029	$(33,189)	$(205)	$17,638

Stock based compensation	-	-	225	-	-	225
Net loss for the period	-	-	-	(1,599)	-	(1,599)
Other comprehensive income	-	-	-	-	4	4
Balance, June 30, 2023	2,856	$3	$51,254	$(34,788)	$(201)	$16,268

Issuance of common shares	306	-	535	-	-	535
Stock based compensation	-	-	222	-	-	222
Net loss for the period	-	-	-	(2,449)	-	(2,449)
Other comprehensive loss	-	-	-	-	2	2
Balance, September 30, 2023	3,162	$3	$52,011	$(37,237)	$(199)	$14,578

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance, December 31, 2021	2,820	$3	$48,120	$(20,938)	$(18)	$27,167

Stock-based compensation	-	-	624	-	-	624
Net loss for the period	-	-	-	(1,965)	-	(1,965)
Other comprehensive loss	-	-	-	-	(46)	(46)
Balance, March 31, 2022	2,820	$3	$48,744	$(22,903)	$(64)	$25,780

Common shares issued for commitment fee	20	-	-	-	-	-
Stock-based compensation	-	-	619	-	-	619
Net loss for the period	-	-	-	(2,449)	-	(2,449)
Other comprehensive loss	-	-	-	-	(112)	(112)
Balance, June 30, 2022	2,840	$3	$49,363	$(25,352)	$(176)	$23,838

Reverse stock split adjustment	16	-	-	-	-	-
Stock-based compensation	-	-	607	-	-	607
Net loss for the period	-	-	-	(2,330)	-	(2,330)
Other comprehensive loss	-	-	-	-	(212)	(212)
Balance, September 30, 2022	2,856	$3	$49,970	$(27,682)	$(388)	$21,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,216)	$(6,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	801	1,850
Net change in fair value of trading marketable securities	(474)	(70)
Non-cash lease expense	30	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	357	(191)
Accounts payable and accrued liabilities	(72)	(562)
Accounts payable - related parties	(5)	6
Fixed cash payments related to operating leases	(32)	(32)
Net cash used in operating activities	(5,611)	(5,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(12,736)	(10,542)
Investment in available-for-sale securities	-	(499)
Proceeds from disposition of marketable securities	11,990	11,678
Proceeds from disposition of available-for-sale securities	1,512	525
Net cash provided by investing activities	766	1,162

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	535	-
Payment of stock issuance costs	-	(134)
Net cash provided by (used in) financing activities	535	(134)

Effect of exchange rate changes on cash	61	(339)

Net change in cash and cash equivalents	(4,249)	(5,026)
Cash and cash equivalents - beginning of period	6,888	12,162
Cash and cash equivalents - end of period	$2,639	$7,136

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$-	$20
Unrealized loss from available-for-sale securities	$-	$(31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Liquidity

The Company has incurred losses since inception and incurred a net loss of $6,216 during the nine months ended September 30, 2023. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of September 30, 2023, in accordance with the Equity Line, the Company issued 306,666 shares of the Company’s Common Stock with aggregate proceeds to the Company of $535.

In July 2023, the Company filed a $75,000 in aggregate value shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75,000 of the Company’s Common Stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period. The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations into the first quarter of 2025. To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including pandemics, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed with the SEC on March 31, 2023.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $1,206 and $1,041 during the nine months ended September 30, 2023, and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,639 and $6,888 in cash and cash equivalents at September 30, 2023, and December 31, 2022, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of September 30, 2023, was approximately $2,139. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $10,225 and $9,150 as of September 30, 2023, and December 31, 2022, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale securities had an outstanding balance of $0 and $1,495 as of September 30, 2023, and December 31, 2022, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of September 30, 2023, and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$6,365	$-	$6,365
Asset-backed securities	-	1,206	-	1,206
Corporate debt	-	1,470	-	1,470
US Government	-	1,184	-	1,184
	-	10,225	-	10,225

Available-for-sale securities	-	-	-	-

	$-	$10,225	$-	$10,225

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$9,150	$-	$9,150
	-	9,150	-	9,150

Available-for sale securities
US Treasury	-	1,495	-	1,495
	-	1,495	-	1,495

	$-	$10,645	$-	$10,645

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

For the nine months ended September 30, 2023, and 2022, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,	September 30,
	2023	2022
Stock options	519,105	313,109
Warrants	253,319	270,053
	772,424	583,162

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023, and 2022, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $9 and $30, respectively. As of September 30, 2023, and December 31, 2022, there was $1 and $1, outstanding, respectively.

During the nine months ended September 30, 2023, and 2022, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $105 and $88, respectively. As of September 30, 2023, and December 31, 2022, there was $21 and $30 outstanding, respectively.

During the nine months ended September 30, 2023, and 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $58 and $61, respectively. As of September 30, 2023, and December 31, 2022, there was $20 and $23 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the nine months ended September 30, 2023, in accordance with the Equity Line, the Company issued 306,666 shares of the Company’s Common Stock with aggregate proceeds to the Company of $535. As of September 30, 2023, there were 3,162,354 shares of Common Stock issued and outstanding.

Warrants

A summary of activity of the warrants during the nine months ended September 30, 2023, is follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	270,053	$64.16	2.05
Granted	-	-	-
Expired	(16,734)	180.00	-
Exercised	-	-	-
Outstanding, September 30, 2023	253,319	$55.82	1.42

The intrinsic value of the warrants as of September 30, 2023, is $0. All of the outstanding warrants are exercisable as of September 30, 2023.

2018 Equity Incentive Plan, as amended

On January 1, 2023, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 428,353 shares of Common Stock.

As of September 30, 2023, the 2018 Plan permits the Company to issue up to an aggregate of 1,050,879 shares of Common Stock of which 531,774 shares are available to be issued.

Options granted during the nine months ended September 30, 2023

The following is a summary of stock option activity during the nine months ended September 30, 2023:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2022	313,109	$24.15	8.41
Granted	205,996	3.09	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2023	519,105	$15.79	8.32

Exercisable options, September 30, 2023	214,807	$29.22	7.50

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Nine Months Ended
September 30,
2023
Expected term	5.50 - 6.25 years
Expected average volatility	110 - 150%
Expected dividend yield	-
Risk-free interest rate	3.43 - 4.15%

During the nine months ended September 30, 2023, the Company granted 205,996 options valued at $586. During the nine months ended September 30, 2023, and 2022, the Company recognized stock-based compensation expense of $801 and $1,850, respectively, of which $539 and $1,668 was for related parties, respectively, and as of September 30, 2023, $1,533 remains unamortized, of which $1,064 is for related parties. The intrinsic value of options outstanding as of September 30, 2023, is $0.

NOTE 5 – INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of September 30, 2023, and December 31, 2022.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the nine months ended September 30, 2023, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating lease as of September 30, 2023:

	Nine months ended
	September 30,
	2023	2022

Lease cost
Operating lease cost	$30	$30

Other information
Cash paid for operating cash flows from operating leases	$32	$34
Right-of-use assets obtained in exchange for new operating lease liability	$-	$20

Weighted-average remaining lease term — operating leases (year)	0.92	1.81
Weighted-average discount rate — operating leases	3.00%	2.98%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at September 30, 2023, as follows:

Total
Year Ended December 31,
2023 - Remaining 3 months	$9
2024	23
Thereafter	-
32
Less: Imputed interest	-
Operating lease liabilities	32

Operating lease liability - current	32
Operating lease liability - non-current	$-

NOTE 7 – COMMITMENTS AND CONTENGENCIES

The Company has certain financial commitments relating to research and development contracts as of September 30, 2023, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, US. Additionally, we have an office outside Manchester, UK, which serves as administrative spaces for managing our subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. All leases for our office space, other than for the principal executive office, are month-to-month.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023, in accordance with the Equity Line, the Company issued 26,605 shares of the Company’s Common Stock with aggregate proceeds to the Company of $33.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our product candidates;
•	our ability to raise any current or future funding to meet our capital requirements;
•	the expected timing of the initiation and completion of our clinical studies for our product candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
•	any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	geopolitical tensions, including any war, regional conflict, or acts of terror, that can disrupt investment, supply chains and the economy generally;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the US and internationally;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to attract and retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

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

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid agonist. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13. We are developing ART27.13 as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), undergoing pre-clinical research as a potential treatment for painful neuropathies. In addition, ART26.12 may have broad applications as a cancer therapeutic, a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. We are also developing our own invention ART12.11 (the “CBD cocrystal”). ART12.11 is our patented solid-state composition of cannabidiol (“CBD”) and tetramethylpyrazine (“TMP”). TMP serves as the coformer in the CBD cocrystal. ART12.11 is considered a new chemical entity (“NCE”).

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

We commenced enrolment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021 and we completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated.  We also received approval from the regulatory authorities in the UK to expand the Phase 2a to 40 patients with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 in the UK and are planning for up to 15 sites from a potential five countries to participate in the Phase 2a. We experienced minor delays due to COVID-19; however, we do not foresee significant ongoing impacts. We are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath or any other global disruption.

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

Based upon positive pre-clinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate among our library of FABP5 inhibitor compounds, ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the US, UK or EU. The ART26.12 program is undergoing regulatory-enabling studies. We anticipate first-in-human studies could begin in the second half of 2024 depending, in part, on the ability of selected contract research organizations to source materials and resources, including animals, in order to perform required studies, the review and approval process with the regulatory authorities, such as the US Food and Drug Administration (the “FDA”).

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

Presently, we have two US patents, one pending US patent application, two foreign patents (Mexico and Taiwan) and seven pending foreign patent applications (Australia, Brazil, Canada, China, Europe, South Korea, and Japan) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other potential uses such as epilepsy, insomnia, and  Inflammatory Bowel Disease (“IBD”).

We are developing our product candidates in accordance with traditional regulated drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a regulatory authority, such as the FDA. Our management team has experience developing, commercializing, and partnering ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we plan to retain rights to internally develop and commercialize products; however, we may seek collaborations with partners in the biopharmaceutical industry when a partnering strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Estimated Global Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Chemotherapy Induced Peripheral Neuropathy, Diabetic Neuropathy, Prostate cancer and Breast cancer, pain, and anxiety disorders	Pre-clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Anxiety, Post-Traumatic Stress Disorder (PTSD), Inflammatory Bowel Disease (IBD), and other potential indications	Pre-clinical	Anxiety disorders: >$11 billion PTSD: approximately $7 billion IBD: approximately $7 billion

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

Results of Operations

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

	Three months ended
	September 30,
(In thousands)	2023	2022	Change
Operating Expenses
General and administrative	$1,029	$1,316	$(287)
Research and development	1,585	1,078	507
Total Operating Expenses	2,614	2,394	220
Loss from Operations	(2,614)	(2,394)	(220)
Other income	165	64	101
Net Loss	$(2,449)	$(2,330)	$(119)

Our operating expenses, for the three months ended September 30, 2023, were $2.6 million compared to $2.4 million for the same period in 2022. The increase in operating expenses for the three months ended September 30, 2023, was related to an increase of research and development expense associated with payments to third-party subcontractors upon performance of the related work offset by a decrease in general and administrative expenses primarily associated with a decrease in the year-over-year service cost of stock-based compensation, a non-cash expense.

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

	Nine months ended
	September 30,
(In thousands)	2023	2022	Change
Operating Expenses
General and administrative	$3,118	$4,213	$(1,095)
Research and development	3,572	2,598	974
Total Operating Expenses	6,690	6,811	(121)
Loss from Operations	(6,690)	(6,811)	121
Other income (expense)	474	67	407
Net Loss	$(6,216)	$(6,744)	$528

Our operating expenses, for the nine months ended September 30, 2023, were $6.7 million compared to $6.8 million for the same period in 2022. The decrease in operating expenses for the nine months ended September 30, 2023, was primarily related to a decrease in general and administrative expenses associated with a decrease in the year-over-year service cost of stock-based compensation, a non-cash expense, partially offset by an increase in research and development expense as a result of increased salaries to internal research and development staff along with increased payments to third-party service providers.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

The Company has incurred losses since inception and incurred a net loss of $6.2 million during the nine months ended September 30, 2023. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18.2 million. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of the Company’s Common Stock. As of September 30, 2023, in accordance with the Equity Line, the Company issued 306,666 shares of the Company’s Common Stock with aggregate proceeds to the Company of $0.5 million.

 Recent Developments

In July 2023, the Company filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75.0 million in aggregate value of the Company’s Common Stock, preferred stock, debt securities, warrants and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period. The shelf registration statement was intended to provide the Company with flexibility to access additional capital when market conditions are appropriate.

The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations into the first quarter of 2025. To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Working Capital

	September 30,	December 31,
(In thousands)	2023	2022	Change
Current Assets	$13,428	$18,322	$(4,894)
Current Liabilities	921	998	(77)
Working Capital	$12,507	$17,324	$(4,817)

Our total current assets as of September 30, 2023, were $13.4 million as compared to total current assets of $18.3 million as of December 31, 2022. The decrease in current assets was primarily due to the funding of the Company’s operating activities.

Our total current liabilities as of September 30, 2023, were $0.9 million as compared to total current liabilities of $1.0 million as of December 31, 2022.

Cash Flow

	Nine months ended
	September 30,
(In thousands)	2023	2022	Change
Cash Flows used in operating activities	$(5,611)	$(5,715)	$104
Cash Flows provided by investing activities	766	1,162	(396)
Cash Flows provided by (used in) financing activities	535	(134)	669
Effect of exchange rate changes on cash	61	(339)	400
Net change in cash and cash equivalent during period	$(4,249)	$(5,026)	$777

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $5.6 million compared to $5.7 million during the nine months ended September 30, 2022. Cash used in operating activities during the nine months ended September 30, 2023, of $5.6 million was attributed to a net loss of $6.2 million and a non-cash gain of $0.5 million associated with the Company’s trading of marketable securities offset by increases in operating assets and liabilities of $0.3 million and stock-based compensation of $0.8 million. Cash used in operating activities during the nine months ended September 30, 2022, of $5.7 million was primarily attributable to net loss of $6.7 million and an increase in net operating assets and liabilities of $0.8 million offset by stock-based compensation of $1.9 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash flows provided by investing activities of $0.8 million was the result of $12.0 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $12.7 million from purchases of trading marketable securities. During the nine months ended September 30, 2022, cash flows provided by investing activities of $1.2 million consisted of $12.2 million received upon the disposition of marketable securities and available-for-sale securities offset by $11.0 million invested in trading marketable securities and available-for-sale securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.5 million. During the nine months ended September 30, 2022, cash flows used in financing activities were comprised of stock issuance costs of $0.1 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

•

The Company is currently receiving Research and Development, or R&D, tax credits from the United Kingdom (“UK”) in connection with our clinical trials being conducted in the UK.  With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such R&D credits are not expected to be available.

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

As described in Part I, Item 2. of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company entered into the Equity Line with an institutional investor which provides, among other things, for the sale by us to the institutional investor of up to $20.0 million in shares of our Common Stock, subject to the terms of the Equity Line. Though the Company has the right, but not the obligation, to sell to the institutional investor shares of our Common Stock under the Equity Line, market conditions may not be favorable for us to sell shares of our Common Stock to the institutional investor.

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

The Company is currently receiving Research and Development (“R&D”) tax credits from the UK in connection with our clinical trials being conducted in the UK. With effect from April 2024 if expenditure is incurred in connection with activities which take place outside the UK as part of our clinical trials, such R&D credits are not expected to be available.

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

Geopolitical tensions, including the war in Ukraine and the Israel-Hamas war or other regional conflicts may disrupt investment in our business, supply chains carrying required materials and the movement of people globally. Such disruptions may adversely affect our clinical trials, scope of potential partners and our business generally.

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

The Company may experience delays in providing sufficient product for future testing of our candidates due to prior and any future supply chain limitations caused by COVID-19.

Due to prior and any future supply chain disruptions caused by COVID-19, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our drug candidates as the Company progresses through our regulatory testing and/or approval. Should this happen, the Company may not be able to provide sufficient quantities of our drug candidates to complete our testing as currently planned which could delay our ability to bring an approved drug to market. Such a delay may cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product approval and financials.

After submitting Investigational New Drug applications, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in territories with a regulatory authority the Company must obtain the necessary approvals to commence the clinical studies. For example, before initiating a clinical trial in the United States for any of our product candidates, the Company may be required to have an IND in effect for each product candidate. Submission of an IND may not result in the FDA allowing clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Once an IND is submitted, the sponsor must wait 30 calendar days before initiating the clinical trial, during which FDA will review the IND and either provide comments or allow the trial to proceed. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a clinical trial application (the equivalent of an IND in foreign jurisdictions), these regulatory authorities may change their requirements in the future. Although we have commenced clinical trials, the fact that the Company is pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result the Company may not meet our anticipated clinical development timelines.

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

 Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrolment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

 Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of one or more of our product candidates during the course of our clinical trials. Such changes carry the risk that they will not achieve these intended objectives.

Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

Our product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue.

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

Our ability to successfully commercialize our products may depend on how the US and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability. For example, in August 2022, Congress passed the Inflation Reduction Act (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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

The Company may from time to time issue additional shares of Common Stock at a discount from the current market price of our Common Stock, including potential sales of our equity to an institutional investor as described above. As a result, our stockholders would experience immediate dilution upon the purchase of any of our securities sold at such discount. In addition, as opportunities present themselves, the Company may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or Common Stock. If the Company issues Common Stock or securities convertible into Common Stock, our common stockholders could experience additional dilution and, as a result, our stock price may decline.

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

Artelo Biosciences, Inc.
(Registrant)

Dated: November 13, 2023	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

