Form 10-K
period 2023-12-31
ARTELO BIOSCIENCES, INC.
filed 2024-03-25
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2023, was $5,629,634 based on a $1.99 average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The Registrant had 3,227,700 shares of common stock issued and outstanding as of March 22, 2024.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms. Unless otherwise noted, all amounts are expressed in United States dollars (“USD”) and “we”, “us”, “our” and the “Company” refer to Artelo Biosciences, Inc., including its subsidiaries unless otherwise indicated.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to complete our clinical trials, develop, manufacture and commercialize our product candidates;
•	our ability to raise any current or future funding to meet our capital requirements;
•	the expected timing of the initiation and completion of our clinical studies for our product candidates;
•	the size and growth of the markets for our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategies;
•	any impact of the global COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	geopolitical tensions, including any war, regional conflict, or acts of terror, that can disrupt investment, supply chains and the economy generally;
•	our ability to compete with companies currently producing alternative treatment methods;
•	the cost, timing and outcomes of any potential litigation involving our product candidates;
•	regulatory developments in the US and internationally;
•	the development, regulatory approval, efficacy and commercialization of competing product candidates;
•	our ability to attract and retain key scientific or management personnel;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	potential claims related to our intellectual property;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;
•	our ability to develop innovative new product candidates; and
•	our financial performance.

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

Our audited financial statements are stated in USD and are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in USD and all references to “Common Shares” refer to shares of our common stock.

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our” and the “company” mean Artelo Biosciences, Inc., and our wholly owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Corporate Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in the County of San Diego, California. We are a clinical stage biopharmaceutical company focused on the development and commercialization of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body.

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid (CB) agonist that targets both the CB1 and CB2 receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13. We are developing ART27.13 as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), undergoing pre-clinical research as a potential treatment for painful neuropathies. In addition, ART26.12 may have broad applications as a cancer therapeutic, a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. We are also developing our own invention ART12.11 (the “CBD cocrystal”). ART12.11 is our patented solid-state composition of cannabidiol (“CBD”) and tetramethylpyrazine (“TMP”). TMP serves as the coformer in the CBD cocrystal. ART12.11 may be considered by the regulatory authorities as a fixed drug combination instead of a new chemical entity (“NCE”).

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 receptor full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrolment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and we completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated.  We also received approval from the relevant regulatory authorities to enroll 40 patients to the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 and are planning for up to 14 sites from five countries to participate in the Phase 2a. As of March 2024, nine clinical sites are open and full enrollment is projected by the end of 2024. Previously, we experienced minor delays due to COVID-19; however, we do not foresee significant ongoing impacts. We are aware the situation could change, and we are working to mitigate any adverse effects that may materialize due to the pandemic or its aftermath or any other global disruption.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”). Our lead program FABP5 is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis and atopic dermatitis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

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

Presently, we have two US patents, one pending US patent application, four foreign patents (Brazil, Mexico, Japan and Taiwan) and five pending foreign patent applications (Australia, Canada, China, Europe, and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other potential uses such as epilepsy, insomnia, and Inflammatory Bowel Disease (“IBD”).

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

Product Candidate Pipeline:

Product Candidate	Target Indications	Development Phase	Estimated Global Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Chemotherapy Induced Peripheral Neuropathy, Diabetic Neuropathy, Prostate cancer and Breast cancer, pain, dermatologic conditions, and anxiety disorders	Pre-clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion Atopic Dermatitis: $10 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Anxiety, Post-Traumatic Stress Disorder (PTSD), Epilepsy, Inflammatory Bowel Disease (IBD), and other potential indications	Pre-clinical	Anxiety disorders: >$11 billion PTSD: approximately $7 billion IBD: approximately $7 billion

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential lipid signaling of modulators, including modulating the ECS. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid signaling which includes compounds that promote the effectiveness of the ECS. While many of our programs are directed towards improving the lives of people suffering with cancer and cancer treatments, the Company’s portfolio may ultimately be used to treat a wide range of diseases and conditions where leveraging the ECS is particularly promising, including pain, inflammation, various neurological diseases, epilepsy, anxiety disorders, and dermatologic conditions.

Intellectual Property

We are a party to certain license agreements as described below and, going forward, we intend to license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of product candidates that are associated with lipid signaling.

Patent Estate and Licenses

Product Candidate	Patent Status	License
ART27.13 – Synthetic GPCR CB1 and CB2 Receptor Agonist

Two (2) issued patents (US) including composition of matter, terms 11/3/25 and 5/31/28, eighteen (18) issued (Intl) patents, and one (1) Artelo-owned composition application with eighteen (18) pending National Phase filings, two (2) pending applications (PCT and Taiwan) with composition claims, and one (1) pending provisional application in the US for the treatment of eye-disorders, including glaucoma.

Worldwide exclusive license
ART26.12 – FABP5 inhibitor and FABP5 inhibitors platform

Six (6) patents issued (US) and nine (9) issued foreign patents. Covers the target, composition of matter, and utility claims. In addition, there are twenty-seven (27) pending applications related to the ART26.12 program and related chemistries.

Worldwide exclusive license
ART12.11 – Synthetic CBD Cocrystal

Issued one (1) composition of matter patent (US) and one (1) methods of use patent (US). Both with a term through 12/10/38. Issued four (4) foreign patents and eight (8) pending applications (US & Intl).

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
2007-2008

A Phase 1, Single-centre, Randomised, Double-blind, Placebo-controlled Crossover Study in Healthy Volunteers to Evaluate Effects of a Single Oral Dose of NEO1940 on Intradermal and Topical Capsaicin-evoked Pain Symptoms

		Single dose	Effects on intradermal capsaicin injection-evoked pain response by assessment of pain intensity (continuous VAS rating) and to evaluate the effect on heat pain threshold in skin exposed to topical	Other pain parameters; safety and tolerability; CNS effects; PK profile, PK/PD effects
2008	A Randomised, Double Blind, Placebo-Controlled Study to Investigate the Analgesic Efficacy of a Single Dose of NEO1940, in Patients Undergoing Impacted Mandibular Third Molar Extraction	Single dose	To investigate the analgesic effect compared to placebo in dental surgery patients following impacted mandibular third molar extraction.	Safety and tolerability; CNS effects; PK profile, PK/PD effects
2008

A Phase 1, Multi-Centre, Randomised, Double-blind, Placebo-controlled Study to Investigate the Safety, Tolerability and Pharmacokinetics of NEO1940, Including an Interaction Study, After Administration of Oral Multiple Ascending Doses in Adult Subjects with Chronic Low Back Pain

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

Scientific Approach

We intend to create, acquire, and develop a full spectrum of therapeutics, each of which has the potential to modulate lipid signaling for human health. The principal scientific platforms of our strategy are as follows:

•

New Chemical Entities. We expect to license intellectual property rights for research stage platforms and new chemical entities developed within leading academic institutions under which we may develop programs that target lipid signaling pathways, including molecules that modulate the ECS. These programs may involve the use of compounds which are neither plant-based nor synthetically derived cannabinoids and are instead small molecules that have been shown to have promising potential in lipid signaling pathways. Our initiatives for this strategy led us to the license novel technology from Stony Brook University, which we expect to be a core platform for the Company. This platform comprises multiple inhibitors to fatty acid binding proteins and the lead program is designated ART26.12. We also plan to acquire rights to intellectual property for research and clinical stage assets developed within the pharmaceutical industry and leading research institutions for synthetic small molecules, new chemical entities or alternatives to plant-based cannabinoids. Our efforts to secure rights to synthetic novel compounds led us to the NEOMED Agreement with NEOMED for the Compound, ART27.13.

Our Board and management have experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. As we build our pipeline and advance our research and clinical development programs, we will evaluate partnerships with large pharmaceutical and biopharmaceutical companies where applicable. Based upon our management’s current experience and the future talent we may attract, we plan to retain rights to develop and commercialize products on our own. However, we will seek to collaborate with biopharmaceutical partners should that strategy be believed to maximize the value for our stockholders.

Two of our development programs were licensed from established and respected organizations that have already conducted pre-clinical research and, in some cases, clinical research. Our science and regulatory teams are leveraging this research to speed development and commercialization timelines across our portfolio. Our current pipeline encompasses multiple mechanisms associated with lipid signaling. The specific programs that are currently in development are set forth below.

•

ART27.13 – ART27.13 is our name for the synthetic GPCR CB1 and CB2 receptor agonist compound formerly known as NEO1940 and AZD1940. We developed a synthetic oral formulation suitable for clinical evaluation for potential use in the treatment of anorexia/weight loss associated with cancer. ART27.13 has been administered to 205 subjects in prior phase 1 studies and 24 cancer patients in our Phase 1b stage of the Cancer Appetite Recovery Study (CAReS). CAReS is currently enrolling patients with anorexia associated with cancer in the Phase 2a stage, which randomizes patients to receive ART27.13 or placebo.

•

ART26.12 – Our lead FABP5 inhibitor program is intended for treatment of chemotherapy-induced peripheral neuropathy, a painful condition caused by certain chemotherapies and a neuropathic pain condition with symptoms similar to diabetic neuropathy.  Our near-term goal is to advance ART26.12 into clinical research. While advancing our lead, additional compound(s) may be identified, selected, and developed for potential cancer, dermatologic or anxiety indications.

•

ART12.11 – Our novel solid-state CBD composition coformed with tetramethylpyrazine (“TMP”) is targeted for development in anxiety disorders and rare/orphan diseases. The anxiety strategy became a priority based upon results comparing ART12.11 to CBD in a stress-induced model of anxiety, where ART12.11 showed a treatment effect in all nine evaluations and CBD alone failed all tests. Our rare/orphan disease strategy is supported by commercial approval and sales of another company’s product containing CBD. In addition, we have data demonstrating a similar pharmacokinetic profile to CBD formulated as a liquid with sesame seed oil, despite ART12.11’s formulation unoptimized and under development for administration as an oral solid.

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

Our potential competitors, which include pharmaceutical and biopharmaceutical companies such as Novartis International AG, Helsinn Therapeutics (U.S.), Inc., NGM Biopharmaceuticals Inc., Jazz Pharmaceuticals Inc., Skye Bioscience, Longboard Pharmaceuticals, and Pfizer Inc. may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a clinical trial may move forward at designated check points based on access to certain data from the clinical trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 clinical trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development nonclinical and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on post-approval or Phase IV clinical studies, if applicable;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA permits patent term restoration of up to five years as compensation for a patent term lost during product development and FDA regulatory review process to the first applicant to obtain approval of an NDA for a new chemical entity in the United States. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example  in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the government will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2032 unless additional Congressional action is taken.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”) may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

The Inflation Reduction Act of 2022 (IRA) became law in August 2022. The IRA includes new provisions related to health care, and prescription drug pricing in particular, which is expected to have far-reaching, long-term, and adverse effects on the pharmaceutical and biotech industry and its stakeholders. The prescription drug pricing provisions have already altered and terminated some pharmaceutical drug research and development strategies and going forward may impact patent litigation and market entry opportunities for competitor drugs.

Before the IRA became law, the Social Security Act prohibited the Secretary of Health and Human Services (HHS) from negotiating with drug manufacturers. The IRA now enables the Centers for Medicare & Medicaid Services (CMS) within HHS to negotiate a “maximum fair price” (MFP) for selected high-expenditure, single-source drugs annually. The price setting provisions of the IRA may also discourage further development of drugs that have already been approved to treat one rare disease.

A single-source small molecule drug generally qualifies for selection if at least seven years have passed since the date of approval from the FDA and there are no generic alternatives commercially available. Drug manufacturers are provided approximately 24 months advance notice for negotiation with CMS prior to the implementation of the negotiated price therefore the pharmaceutical companies are afforded at least nine years before they are required sell their product under Medicare Part B and Part D, as applicable, at the CMS-negotiated price.  Pharmaceutical products covered by private insurance or paid for in cash by patients are not subject to the CMS price-negotiated MFP.

Small-molecule drug development pipeline has been impacted as many large and small pharmaceutical and biotech companies have already shifted their strategies to accommodate slightly more favorable treatment of biologics. Under the IRA, biologics are afforded more time on the market before becoming eligible for price-reduction negotiations. Specifically, compared to a small-molecules, biologics now have an extra four years to recoup investments before being subjected to CMS-negotiated MFP. Consequently, investors may view biotech more favorably than small-molecule drug innovation.

Because federal funding is one of many aspects CMS considers when negotiating the MFP under the IRA, a drug developed using government funding, such as from the National Institute of Health (NIH), risks lower MFP due to that collaboration. This risk may also discourage investment in drug manufacturers who have accepted funding from the U.S. government. Since the IRA is ambiguous with respect to what constitutes “prior” financial support leads to further uncertainty for both investors and innovators. As a consequence of the IRA both pharmaceutical companies and their investors may be disincentivized from pursuing development of scientific innovations associated with NIH collaboration.

While the IRA has created many uncertainties and potentially broad applications in the industry, many believe that the government’s new pricing scheme may also impact patent infringement litigation.  Patent litigation strategies may adjust for both the innovators and follow on manufacturers, depending on the timing, potential availability of generic drugs or biosimilar competitors, and cost versus benefit analysis of litigation. While we endeavor to monitor developments with the IRA and its resultant risks and consequences, especially with the companies with near-term impacts, we may not be able to anticipate all necessary alterations to our business strategies, actions by our potential competitors, or subsequent modifications of Congress.

Employees and Human Capital

As of December 31, 2023, we had six (6) employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also engage multiple contractors, consultants and advisors who provide services on a part-time basis. Our employees, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We currently have no retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employees, consultants, and contractors to be satisfactory.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate and Available Information

We were incorporated in Nevada in May 2011. Our principal executive offices are located at 505 Lomas Santa Fe, Suite 160, Solana Beach, CA 92075, and our telephone number is (858) 925-7049. Our investor relations website is located at ir.artelobio.com. Information contained on the website is not incorporated by reference into this Form 10-K or any other filings we make with the SEC.

We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

ITEM 1A. RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our Common Stock would likely decline. The Company has organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risk Factor Summary

Risks Related to our Business and Product Candidates:

•

We will need to raise additional financing to support our business objectives. We cannot be sure we will be able to obtain additional financing on terms favorable to us when needed, or at all. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

•

We are currently receiving Research and Development, or R&D, tax credits from the UK in connection with our clinical trials being conducted in the UK.  With effect for accounting periods starting on or after April 1, 2024, expenditure on certain staffing costs in connection with activities which take place outside the UK as part of our clinical trials, will not qualify for R&D tax credits unless restrictive conditions are met.

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

•	Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and sales of such shares may have a depressive effect on the share price of its Common Stock.

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

Since our inception, the Company has used substantial amounts of cash to fund our research and operations and expect our expenses to increase substantially in the foreseeable future as developing our product candidates and conducting and completing clinical trials will require substantial amounts of capital. The Company will also require a significant additional amount of capital to commercialize any products that are approved in the future.

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

As described in Part II, Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company entered into the Equity Line with an institutional investor which provides, among other things, for the sale by us to the institutional investor of up to $20.0 million in shares of our Common Stock, subject to the terms of the Equity Line. Though the Company has the right, but not the obligation, to sell to the institutional investor shares of our Common Stock under the Equity Line, market conditions may not be favorable for us to sell shares of our Common Stock to the institutional investor.

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

The Company is currently receiving Research and Development (“R&D”) tax credits from the UK in connection with our clinical trials being conducted in the UK. With effect for accounting periods starting on or after April 1, 2024, expenditure on certain staffing costs in connection with activities which take place outside the UK as part of our clinical trials, will not qualify for R&D tax credits unless restrictive conditions are met.

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as the Company is currently doing. This effectively reduces the costs, and the cash the Company uses, for our current trials. With effect for accounting periods starting on or after 1 April 2024 expenditure incurred in connection with externally provided workers and contractors outside the UK will no longer be eligible for relief, unless specific conditions are met. Relief for payments to clinical trial participants and certain other expenditure will continue to be available regardless of the location of trials.  However, based on announcements made but not yet enacted, for accounting periods beginning on or after 1 April 2024 the rate of relief available to the company may also reduce, depending on whether qualifying R&D expenditure incurred by the company is treated as at least 30% of total expenditure so that the company qualifies for a higher rate of relief as an R&D intensive company.

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

Changes in regulatory requirements and guidance may occur, and the Company may need to amend clinical trial protocols or our development plan to reflect these changes. Amendments may require resubmitting clinical trial protocols to the FDA or other similar authorities in other jurisdictions and institutional review boards (“IRBs”) for re-examination, which may impact the costs, timing or successful completion of our clinical trials. If the Company experiences delays in completion of, or if the Company terminates any planned clinical trials, the commercial prospects for product candidates may be harmed, and the ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of product candidates. Further, changes in regulatory requirements and policies can impact our clinical trials, including due to public health concerns, such as the COVID-19 pandemic. For example, stresses on healthcare systems and our clinical trial sites may have a material impact on our ability to recruit participants for our clinical trials and the Company may not be able to commence or complete our clinical trials as currently planned. The Company may also be required to significantly modify our study protocol, policies and procedures in order to address or accommodate patients and study site needs. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities. In addition, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.

Geopolitical tensions, including the war in Ukraine and the Israel-Hamas war or other regional conflicts may disrupt investment in our business, supply chains carrying required materials and the movement of people globally. Such disruptions may adversely affect our clinical trials, scope of potential partners and our business generally. In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade.  For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Clinical trials of cannabinoid-based product candidates and lipid-signaling modulators are novel with very limited or non-existing history; the Company faces a significant risk that the trials will not result in commercially viable products and treatments.

At present, there is only a very limited documented clinical trial history related to cannabinoids and lipid-signaling modulators from which the Company can derive any scientific conclusions or prove that our present assumptions for the current and planned research are scientifically compelling. While the Company is encouraged by the limited results of clinical trials by others, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

•

delays in obtaining regulatory authorization to commence a trial, including IRB or Ethics Committee approvals, licenses required for obtaining and using cannabinoids for research, either before or after a trial is commenced;

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

Our ability to successfully commercialize our products may depend on how the US and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability. For example, in August 2022, Congress passed the Inflation Reduction Act (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA and additional government constraints on drug pricing could reduce valuation of companies and decrease funding in new drug development, which can have a material impact on our business.  In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, restrictions on certain product access and marketing cost disclosure and transparency measures. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

If our information technology systems or data, or those of third parties upon which we depend, are compromised, adverse consequences may follow. These consequences include business operation disruptions, litigation, regulatory investigations or actions, fines and penalties, reputational harm, and financial losses.

The operation of our business is dependent on information technology systems and infrastructure. We may process confidential, and sensitive, including personal data (such as health-related data), intellectual property, and proprietary business information (collectively, sensitive information) in the ordinary course of our business. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have also outsourced some of our operations (including parts of our information technology infrastructure) to a number of third-party service providers who may have, or could gain, access to sensitive information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are increasing in frequency, persistence, sophistication and intensity. These threats come from a variety of sources, including personnel (such as through theft or misuse), computer “hackers,” and sophisticated nation states. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, personnel misconduct or error, supply-chain attacks, ransomware attacks, malware, malicious code (such as viruses), denial-of-service attacks, social engineering attacks (including “phishing”), server malfunctions, telecommunication failures, software or hardware failures, loss of data or other technology assets, adware, earthquakes, fires, floods, and other similar threats. We have been the target of events of this nature and expect them to continue.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, many of our employees who work from home at least part of the time, utilizing network connections outside our locations, which may increase risks to our information technology systems and data. Moreover, the prevalent use of mobile devices by our employees and third-party service providers to access confidential information increases the risk to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary or sensitive information. A security incident or other interruption could disrupt our ability to conduct our business operations and divert significant resources. Though we have insurance that may cover some of the costs and fees resulting from a cyberattack, data security incident, or data breach, that insurance may not be sufficient to cover all of the costs, fees, losses, damages, fines, and penalties that may arise from a data security incident.

We may allocate substantial resources and/or adjust our business operations to safeguard against security incidents. Our data privacy and security obligations necessitate the implementation and maintenance of targeted security protocols and tools. These measures adhere to industry standards and are designed to protect our information technology systems, as well as our proprietary and sensitive information.

While we have implemented security measures to safeguard our information technology systems and infrastructure, there is no absolute guarantee that these measures will completely thwart cyberthreats, attacks, security incidents, data breaches, malware, ransomware, and other disruptions that could harm our business. The dynamic nature of threats and their sophistication means that vulnerabilities may elude detection until after an incident occurs. Despite our diligent efforts to identify and address vulnerabilities, success is not assured. Additionally, delays in implementing remedial measures to tackle identified vulnerabilities may occur. Furthermore, inadequate internal accounting controls related to security incidents and cybersecurity could impact the accuracy and timeliness of our financial statements, potentially leading to regulatory scrutiny.

Compliance with data privacy and security obligations, including data breach notification laws in the US and other jurisdictions, may necessitate notifying relevant stakeholders about security incidents. Such disclosures come at a significant cost, and failure to comply with these requirements could have adverse consequences. If we (or a third party on whom we rely) encounter a security incident or are perceived to have experienced one, we may face various negative outcomes. These include government enforcement actions (such as investigations, fines, penalties, audits, and inspections), additional reporting obligations, restrictions on processing sensitive information (including personal data), litigation (including class-action claims), financial liabilities to third parties, indemnification responsibilities, negative publicity, reputational damage, diversion of monetary funds, operational disruptions (including data availability), financial losses, and other similar harms. Security incidents and their associated consequences may disrupt our operations significantly and potentially lead to material program disruptions. For instance, the loss of clinical trial or nonclinical study data for our product candidates could cause delays in regulatory approval efforts and substantially increase costs due to the additional time and resources required for data recovery, verification, or potential reproduction.

Our contractual agreements may lack adequate limitations of liability, and even when present, there is no guarantee that these provisions sufficiently shield us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, we cannot definitively ascertain that our insurance coverage will adequately protect us or mitigate liabilities arising from our privacy and security practices. The availability of such coverage on commercially reasonable terms remains uncertain, as does its ability to cover future claims.

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

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•	classifying our board of directors (“Board”) into three classes of directors with staggered terms;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock;

•	limiting the liability of, and providing indemnification to, our directors, including provisions that require the company to advance payment for defending pending or threatened claims;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office; and

•	providing that directors may be removed by stockholders at any time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes.  We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats.  These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.  We devote significant resources and designate key personnel, including our Director of Operations, who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management.  Personnel at all levels and departments are expected to be in compliance with our cybersecurity policies.

We engage consultants and auditors in connection with our risk assessment processes. These service providers assist us designing and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.  We require each third-party service provider to affirm that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance

One of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function through its audit committee.

Our Chief Financial Officer and members of our audit committee are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers that may bring more expertise regarding cybersecurity matters.

Our Chief Financial Officer and members of our audit committee oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above.  The processes by which our Chief Financial Officer and members of our audit committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:

Prevention: Our cyber security consultants operate a remote monitoring and management system which enables continuous monitoring of IT components, provides IT maintenance, and installs and maintains security and recovery capabilities including: patch management, antivirus, cloud data back up, and mobile device management.

Detection: Our cyber security consultants continuously monitor our environment for issues and alerts. The security tools that are installed in our systems and devices give them insight into possible suspicious behaviors. When warranted, the cyber security consultants will work with the IT support team to respond to possible security incidents as rapidly as possible.

Remediation: When necessary, our cyber security consultants are prepared to respond as a CIRT (Computer Incident Response Team). If necessary, security experts are prepared to perform DFS (Digital Forensics Sciences) on devices that might have been compromised.

Our Chief Financial Officer and key personnel provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the Board on such reports.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075, USA. Our United Kingdom subsidiary, Artelo Biosciences Limited maintains an office at the biohub located at Mereside, Alderly Park, Alderly Edge, Cheshire, SK10 4TG, UK. The Solana Beach facility is approximately 800 square feet and the United Kingdom facility is approximately 800 square feet.  We do not currently own any real property, including laboratories or manufacturing facilities. We believe our current facilities are sufficient to meet our current needs.

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

Market Information for Common Stock and Warrants

Our common stock and warrants began trading on the Nasdaq Capital Market on June 21, 2019, under the trading symbols “ARTL” and “ARTLW,” respectively.

Holders

As of March 22, 2024, there were approximately 165 registered stockholders of record of our common stock and 1 holder of our warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.

Issuer Purchases of Equity Securities

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”

General Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in the County of San Diego, California. We are a clinical stage biopharmaceutical company focused on the development and commercialization of therapeutics that target lipid-signaling pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body.

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanism of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid (CB) agonist that targets both the CB1 and CB2 receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13. We are developing ART27.13 as a potential treatment for anorexia associated with cancer in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”), undergoing pre-clinical research as a potential treatment for painful neuropathies. In addition, ART26.12 may have broad applications as a cancer therapeutic, a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. We are also developing our own invention ART12.11 (the “CBD cocrystal”). ART12.11 is our patented solid-state composition of cannabidiol (“CBD”) and tetramethylpyrazine (“TMP”). TMP serves as the coformer in the CBD cocrystal. ART12.11 may be considered by the regulatory authorities as a fixed drug combination instead of a new chemical entity (“NCE”).

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 receptor full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrolment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and we completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated.  We also received approval from the regulatory authorities to enroll 40 patients to the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 and are planning for up to 14 sites from five countries to participate in the Phase 2a. As of March 2024, nine clinical sites are open and full enrollment is projected by the end of 2024.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5 acquired from Stony Brook University (“SBU”). Our lead program FABP5 is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop these candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis and atopic dermatitis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for cancer drug development. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

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

Presently, we have two US patents, one pending US patent application, three foreign patents (Mexico, Japan and Taiwan) and six pending foreign patent applications (Australia, Brazil, Canada, China, Europe, and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other potential uses such as epilepsy, insomnia, and  Inflammatory Bowel Disease (“IBD”).

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

Results of Operations

Year ended December 31, 2023, compared to the year ended December 31, 2022

	Year ended
	December 31,
(In thousands)	2023	2022	Change
Operating Expenses
General and administrative	$4,234	$5,963	$(1,729)
Research and development	5,696	4,324	1,372
Total Operating Expenses	9,930	10,287	(357)
Loss from Operations	(9,930)	(10,287)	357
Other income (expense)	641	204	437
Net Loss	$(9,289)	$(10,083)	$794

Our operating expenses, for the year ended December 31, 2023, were $9.9  million compared to $10.3 million for the same period in 2022. The decrease in operating expenses for the year ended December 31, 2023, was primarily the result of a decrease in general and administrative costs resulting from a decrease in the service cost of the Company’s stock-based compensation. Offsetting such decrease was an increase of research and development expense associated with payments to third-party subcontractors upon performance of the related work.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $9.3 million for the year ended December 31, 2023. In November 2021, we completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of the Company’s Common Stock. As of December 31, 2023, in accordance with the Equity Line, the Company issued 333,271 shares of the Company’s Common Stock with aggregate proceeds to the Company of $0.6 million.

As of December 31, 2023, we had cash, cash equivalents, and investments of $10.4 million.

Funding Requirements

To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:

•	continue our research and development activities;
•	maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know how;
•	implement operational, financial and management information systems;
•	attract, hire and retain additional management, scientific and administrative personnel; and
•	operate as a public company.

Our existing cash resources are expected to provide sufficient funds to carry out our planned operations into the second half of 2025. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of the COVID-19 pandemic, the conflicts in Eastern Europe the Middle East and in other countries; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

Until such time as we can generate significant revenue, if ever, we will continue to require substantial additional capital to fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.

Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on sales and marketing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Working Capital

	December 31,	December 31,
(In thousands)	2023	2022	Change
Current Assets	$10,980	$18,322	$(7,342)
Current Liabilities	1,291	998	293
Working Capital	$9,689	$17,324	$(7,635)

Our total current assets as of December 31, 2023, were $11.0 million as compared to total current assets of $18.3 million as of December 31, 2022. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of December 31, 2023, were $1.3 million as compared to total current liabilities of $1.0 million as of December 31, 2022.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended
	December 31,
(In thousands)	2023	2022	Change
Cash Flows used in operating activities	$(8,207)	$(8,008)	$(199)
Cash Flows provided by investing activities	3,507	2,958	549
Cash Flows used in financing activities	568	-	568
Effect of exchange rate changes on cash	59	(224)	283
Net change in cash and cash equivalent during period	$(4,073)	$(5,274)	$1,201

Cash Flows from Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $8.2 million compared to $8.0 million during the year ended December 31, 2022. Cash used in operating activities during the year ended December 31, 2023, was attributed to a net loss of $9.3 million and a non-cash gain of $0.6 million associated with the Company’s trading of marketable securities offset by increases in operating assets and liabilities of $0.7 million and stock-based compensation of $1.0 million. Cash used in operating activities during the year ended December 31, 2022, of $8.0 million was primarily attributed to a net loss of $10.1 million, increases in operating assets and liabilities of $0.3 million and offset by stock-based compensation of $2.5 million.

Cash Flows from Investing Activities

During the year ended December 31, 2023, cash provided by investing activities was $3.5 million compared to 3.0 million during the year ended December 31, 2022. Cash flows provided by investing activities of $3.5 million was the result of $15.7 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $13.7 million from purchases of trading marketable securities. During the year ended December 31, 2022, cash flows provided by investing activities of $3.0 million was the result of $15.7 million received from dispositions of trading marketable securities and $0.5 million received from dispositions of available-for-sale securities and offset by $12.7 million from purchases of trading marketable securities and $0.5 million of available-for-sale securities.

Cash Flows from Financing Activities

During the year ended December 31, 2023, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.6 million. During the year ended December 31, 2022, cash provided by financing activities was $0.0 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 8, “Commitments and Contingencies” to the financial statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

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

New Accounting Standard Adopted

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” These amendments permit the use of an impairment model known as the current expected credit loss (CECL) model when assessing financial instruments for impairment. There was no impact on our financial statements as a result of the adoption of the standard.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 24, 2024

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$2,815	$6,888
Trading marketable securities	7,611	9,150
Available-for-sale securities (amortized cost of $0 and $1,502, respectively)	-	1,495
Prepaid expenses and other current assets	554	789
Total Current Assets	10,980	18,322
Operating lease right-of-use assets	21	60
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$13,043	$20,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,238	$905
Due to related parties	30	53
Operating lease liabilities - current portion	23	40
Total Current Liabilities	1,291	998

Operating lease liabilities	-	23
TOTAL LIABILITIES	1,291	1,021

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, as of December 31, 2023 and December 31, 2022, 3,188,959 and 2,855,688 shares issued and outstanding as of December 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	52,262	50,675
Accumulated deficit	(40,310)	(31,021)
Accumulated other comprehensive loss	(203)	(254)
TOTAL STOCKHOLDERS' EQUITY	11,752	19,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,043	$20,424

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended
	December 31,
	2023	2022

OPERATING EXPENSES
General and administrative	$4,234	$5,963
Research and development	5,696	4,324
Total Operating Expenses	9,930	10,287

Loss from Operations	(9,930)	(10,287)

OTHER INCOME (EXPENSE)
Interest income	-	2
Interest expense	-	(5)
Net change in fair value of trading marketable securities	641	207
Total other income	641	204

Provision for income taxes	-	-

NET LOSS	$(9,289)	$(10,083)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (loss) gain on available-for-sale securities	-	(24)
Foreign currency translation adjustments	51	(212)
Total Other Comprehensive Income (Loss)	51	(236)

TOTAL COMPREHENSIVE LOSS	$(9,238)	$(10,319)

Basic and Diluted Loss per Common Share	$(3.14)	$(3.56)

Basic and Diluted Weighted Average Common Shares Outstanding	2,960	2,833

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, December 31, 2021	2,820	$3	$48,120	$(20,938)	$(18)	$27,167

Common shares issued as commitment fee	20	-	97	-	-	97
Stock based compensation	-	-	2,458	-	-	2,458
Reverse stock split adjustment	16	-	-	-	-	-
Net loss for the period	-	-	-	(10,083)	-	(10,083)
Other comprehensive loss	-	-	-	-	(236)	(236)
Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Issuance of common shares	333	-	567	-	-	567
Stock based compensation	-	-	1,020	-	-	1,020
Net loss for the period	-	-	-	(9,289)	-	(9,289)
Other comprehensive loss	-	-	-	-	51	51
Balance, December 31, 2023	3,189	$3	$52,262	$(40,310)	$(203)	$11,752

The accompanying notes are an integral part of these consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,289)	$(10,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,020	2,458
Net change in fair value of trading marketable securities	(641)	(207)
Non-cash lease expense	40	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	430	(195)
Accounts payable and accrued liabilities	296	(10)
Accounts payable - related parties	(23)	33
Fixed cash payments related to operating leases	(40)	(43)
Net cash used in operating activities	(8,207)	(8,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(13,685)	(12,725)
Investment in available-for-sale securities	-	(499)
Proceeds from disposition of marketable securities	15,680	15,657
Proceeds from disposition of available-for-sale securities	1,512	525
Net cash provided by investing activities	3,507	2,958

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	567	-
Net cash provided by (used in) financing activities	567	-

Effect of exchange rate changes on cash	60	(224)

Net change in cash and cash equivalents	(4,073)	(5,274)
Cash and cash equivalents - beginning of period	6,888	12,162
Cash and cash equivalents - end of period	$2,815	$6,888

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$-	$20
Common shares issued as commitment fee	$-	$97
Unrealized loss from available-for-sale securities	$-	$24

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

Liquidity

The Company has incurred losses since inception and incurred a net loss of $9,289 during the year ended December 31, 2023. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of December 31, 2023, in accordance with the Equity Line, the Company issued 333,271 shares of the Company’s Common Stock with aggregate proceeds to the Company of $567.

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

The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations into the second half of 2025.  To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including pandemics, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $1,206 and $1,041 during the years ended December 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,815 and $6,888 in cash and cash equivalents at December 31, 2023 and December 31, 2022, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of December 31, 2023, was approximately $2,315 . The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $7,611 and $9,150 as of December 31, 2023, and 2022, respectively. The Company’s holdings in US Treasury instruments, classified as available-for-sale securities had an outstanding balance of $0 and $1,495 as of December 31, 2023 and 2022, respectively.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at December 31, 2023 and December 31, 2022.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$4,654	$-	$4,654
Asset-backed securities	-	974	-	974
Corporate debt	-	1,482	-	1,482
US Government	-	501	-	501
	-	7,611	-	7,611

Available-for-sale securities	-	-	-	-

	$-	$7,611	$-	$7,611

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$9,150	$-	$9,150
	-	9,150	-	9,150

Available-for sale securities
US Treasury	-	1,495	-	1,495
	-	1,495	-	1,495

	$-	$10,645	$-	$10,645

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

Share-based expenses were $1,020 and $2,458 for the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023, and 2022, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	December 31,	December 31,
	2023	2022
Stock options	519,105	313,109
Warrants	242,633	270,053
	761,738	583,162

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $12 and $35, respectively. As of December 31, 2023  and 2022 there was $2 and $1, outstanding, respectively.

During the years ended December 31, 2023 and 2022, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $135 and $111, respectively. As of December 31, 2023 and 2022, there was $5 and $30 outstanding, respectively.

During the years ended December 31, 2023 and 2022, a company controlled by a director of a subsidiary of the Company provided professional services totaling $77 and $79, respectively. As of December 31, 2023 and 2022, there was $23 and $23 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the year ended December 31, 2023, in accordance with the Equity Line, the Company issued 333,271 shares of the Company’s Common Stock with aggregate proceeds to the Company of $567. As of December 31, 2023, there were 3,188,959 shares of Common Stock issued and outstanding.

Warrants

A summary of activity of the warrants during the year ended December 31, 2023 and 2022, is follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2021	295,601	$69.45	2.83
Granted	-	-	-
Expired	(25,548)	(125.92)	-
Exercised	-	-	-
Outstanding, December 31, 2022	270,053	$64.16	2.05
Granted	-	-	-
Expired	(27,420)	198.07	-
Exercised	-	-	-
Outstanding, December 31, 2023	242,633	$44.07	1.10

The intrinsic value of the warrants as of December 31, 2023, is $0. All of the outstanding warrants are exercisable as of December 31, 2023.

2018 Equity Incentive Plan, as amended

On January 1, 2023, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 428,353 shares of Common Stock.

As of December 31, 2023, the 2018 Plan permits the Company to issue up to an aggregate of 1,050,879 shares of Common Stock of which 531,774 shares are available to be issued.

Options granted during the year ended December 31, 2023

On January 1, 2023, the 2018 Plan was increased to permit the issuance of an additional 428,353 shares of common stock, which increased the number of shares available for issuance pursuant to the 2018 Plan to a new total of 737,770 shares.

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

On February 2, 2023, the Company granted an option to an employee to purchase a total of 746 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: 50% of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date, and one twenty-fourth (1/24th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

On June 30, 2023, the Company granted an option to certain directors of the Company to purchase a total of 4,002 shares of the Company’s common stock with an exercise price of $1.99, all of which shall vest on the one (1) year anniversary of the vesting commencement date The vesting commencement date is June 30, 2023.

On August 4, 2023, the Company granted an option to certain directors of the Company to purchase a total of 6,498 shares of the Company’s common stock with an exercise price of $2.01, all of which shall vest on the one (1) year anniversary of the vesting commencement date The vesting commencement date is June 30, 2023.

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

The following is a summary of stock option activity during the years ended December 31, 2023 and 2022:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	333,945	$24.45	9.36
Granted	4,002	4.89	10.00
Exercised	-	-	-
Forfeited/canceled	(24,838)	(25.69)	(8.74)
Outstanding, December 31, 2022	313,109	$24.15	8.41
Granted	205,996	3.03	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2023	519,105	$15.97	8.07

Exercisable options, December 31, 2023	232,873	$27.96	7.29

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Expected term	5.50 - 6.25 years	5.50 years
Expected average volatility	110 - 150%	153%
Expected dividend yield	-	-
Risk-free interest rate	3.43 - 4.15%	3.18%

During the years ended December 31, 2023 and 2022, the Company granted 205,996 and 4,002 options, respectively valued at $586 and $18, respectively, of which 150,246 and 4,002 options, respectively valued at $427 and $18, respectively were for related parties. During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $1,020 and $2,458, respectively, of which $890 and $2,216 was for related parties, respectively, and as of December 31, 2023, $1,315 remains unamortized, of which $1,163 is for related parties. The intrinsic value of options outstanding as of December 31, 2023 and 2022, is $0.

NOTE 5 – INCOME TAXES

The Company has not made provision for income taxes for the years ended December 31, 2023, and 2022 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2023. The Company has incurred a net operating loss of $24,855, the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2034, subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2023	2022
NOL Carryover	$5,135	$4,338
Valuation allowance	(5,135)	(4,338)
Net deferred tax asset	$-	$-

NOTE 6– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of December 31, 2023, and December 31, 2022.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the year ended December 31, 2023, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating lease as of December 31, 2023:

	Year ended
	December 31,
	2023	2022

Lease cost
Operating lease cost	$40	$39

Other information
Cash paid for operating cash flows from operating leases	$40	$43
Right-of-use assets obtained in exchange for new operating lease liability	$-	$20

Weighted-average remaining lease term — operating leases (year)	0.67	1.57
Weighted-average discount rate — operating leases	3.00%	2.98%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at December 31, 2023, as follows:

Total
Year Ended December 31,
2024	$23
Thereafter	-
23
Less: Imputed interest	-
Operating lease liabilities	23

Operating lease liability - current	23
Operating lease liability - non-current	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of December 31, 2023, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 9 – SUBSEQUENT EVENTS

On January 1, 2024, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 478,344 shares to a new total of 1,529,223 shares reserved for issuances pursuant to the 2018 Plan.

On January 5, 2024 (the “Vesting Commencement Date”), the Company granted options to the CEO of the Company to purchase an aggregate total of 92,000 shares of the Company’s common stock with an exercise price of $1.49. Twenty five percent (25%) of the shares subject to the option shall vest on the one (1) year anniversary of the Vesting Commencement Date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month), such that the option shall be fully vested on the four (4) year anniversary of the Vesting Commencement Date.

On February 28, 2024 (the “Amendment Date”), the Compensation Committee of the Board (the “Compensation Committee”) amended 488,069 options to purchase shares of the Company’s common stock issued under the 2018 Plan pursuant to a previously approved offer made to such holders by the Company to amend such eligible options (such options, the “Eligible Options”). The Eligible Options were amended to (i) reduce the exercise price per share of the Company’s common stock (a “Share”) of each such Eligible Option to be equal to $1.55, the closing price per Share as of the Amendment Date, and (ii) apply a new vesting schedule for each such Eligible Option such that (A) none of the Shares subject to each such Eligible Option will be vested as of the Amendment Date and (B) 1/3rd of the Shares underlying each Eligible Option will vest on the first anniversary of the Amendment Date, and 1/36th of the Shares underlying each Eligible Option will vest each month thereafter on the same day of the month as the Amendment Date (or, if there is no such day, the last day of the month), subject to the applicable holder remaining a Service Provider (as defined in the 2018 Plan) through each vesting date (such amendment, the “Repricing and Revesting Amendment”). No other terms of the options were modified. All options to purchase shares of common stock of the Company held by the eligible participants with an exercise price per Share that was greater than or equal to $1.99 was amended pursuant to the Repricing and Revesting Amendment.

On March 5, 2024, (the “Vesting Commencement Date”), the Company granted options to certain employees and consultants of the Company to purchase an aggregate total of 152,000 shares of the Company’s common stock with an exercise price of $1.47. Twenty five percent (25%) of the shares subject to the option shall vest on the one (1) year anniversary of the Vesting Commencement Date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the Vesting Commencement Date (and if there is no corresponding day, on the last day of the month), such that the option shall be fully vested on the four (4) year anniversary of the Vesting Commencement Date.

Subsequent to December 31, 2023, in accordance with the Equity Line, the Company issued 38,741 shares of the Company’s Common Stock with aggregate proceeds to the Company of $55.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2023, based on the COSO framework criteria, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of seven directors, six of whom are independent under the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). Our Board is divided into three classes with staggered terms. Generally, directors in a staggered board will be elected for three-year terms; however, in order to implement the staggered board, at the 2023 annual meeting of stockholders, the Class I directors were elected for a one-year term, to serve until the 2024 annual meeting of stockholders, the Class II directors were elected for a two-year term, to serve until the 2025 annual meeting of stockholders, and the Class III directors were elected for a three-year term, to serve until the 2026 annual meeting of stockholders, and in each case, until their respective successor, if any, is duly elected and qualified.

The following table sets forth the names, ages as of March 25, 2024, and certain other information for each of our current directors and executive officers:

Name	Position Held with the Company	Date first appointed	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 3, 2017	61
Connie Matsui(1)(2)	Director, Chairperson of the Board	May 2, 2017	70
Steven Kelly(1)(3)	Director	May 2, 2017	58
Douglas Blayney, M.D.(2)	Director	July 31, 2017	73
R. Martin Emanuele, Ph. D.(2)	Director	September 20, 2017	69
Greg Reyes, M.D., Ph. D.(3)	Director	November 30, 2020	70
Tamara A. (Seymour) Favorito(1) (3)	Director	March 3, 2021	65

_______________

(1)	Member of the audit committee
(2)	Member of the corporate governance and nominating committee
(3)	Member of the compensation committee

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Directors

Gregory D. Gorgas was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our Company in April 2017. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast Therapeutics raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately held company he co-founded, that applied proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge.

We believe Mr. Gorgas is qualified to serve as a member of our Board because of his extensive experience and accomplishments in the biopharmaceutical industry and his past leadership positions at successful public companies.

Connie Matsui was elected to our Board in May 2017. Ms. Matsui brings to her role over 16 years of general management experience in the biotechnology industry. Ms. Matsui retired from Biogen Idec in January 2009 as Executive Vice President, Knowledge and Innovation Networks. She served as an Executive Committee member at both Biogen Idec and IDEC Pharmaceuticals, a predecessor of Biogen Idec. Among the major roles she held after joining IDEC in November 1992 were: Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning; Collaboration Chair for the late stage development and commercialization of rituximab (tradenames: Rituxan ®, MabThera ®) in partnership with Roche and Genentech; and Project Leader for Zevalin ®, the first radioimmunotherapy approved by the FDA. Prior to entering the biotechnology industry, Ms. Matsui worked for Wells Fargo Bank in general management, marketing and human resources. Ms. Matsui currently serves as the Chair of the Board at Sutro Biopharma and as a Board member for Halozyme Therapeutics. She also has been active on a number of not-for-profit boards at the local, national and global level. Ms. Matsui earned BA and MBA degrees from Stanford University.

We believe Ms. Matsui is qualified to serve as a member of our Board because of her extensive management experience and deep familiarity with the biotechnology industry.

Steven Kelly was elected to our Board in May 2017. Mr. Kelly brings over thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. Mr. Kelly is currently CEO at Carisma Therapeutics (NASDAQ: CARM), a biotech pioneering the development of CAR macrophages, a disruptive approach to immunotherapy in cancer. From 2012 to 2018, Mr. Kelly was the principal of KellyBioConsulting, LLC, and served as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Previously, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an early stage oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University.

We believe Mr. Kelly is qualified to serve as a member of our Board because of his entrepreneurial background and extensive knowledge of the biopharmaceutical and biotechnology industries.

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

We believe Dr. Blayney is qualified to serve as a member of our Board because of his expertise in biopharmaceutical matters and deep familiarity with clinical trials and the FDA.

R. Martin Emanuele, Ph.D. was elected to our Board in September 2017. Dr. Emanuele is currently co-founder and Chief Executive Officer of Visgenx. Inc, a private bio-pharmaceutical company. From May 2011 to October 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc. (now Savara, Inc., a biopharmaceutical company), from April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., and leading provider of dialysis and other healthcare services in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and CEO of SynthRx, Inc. a private biopharmaceutical company that was acquired by Mast Therapeutics (Savara, Inc) in April 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Corporate Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a Ph.D. in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a BS in biology from Colorado State University. He also holds an MBA with an emphasis in healthcare and pharmaceutical management from the University of Colorado.

We believe that Dr. Emanuele is qualified to serve as a member of our Board because of his professional background experience in the biopharmaceutical industry.

Gregory R. Reyes, M.D., Ph.D., was elected to our Board on November 30, 2020. Dr. Reyes has served as a Pharmaceutical and Biotech Industry Advisor and Consultant to various companies from June 2016 to present. Dr. Reyes has also served as the Co-Founder of OROX Biosciences, Inc. from June 2017 to present. Prior to that, Dr. Reyes served as the Senior Vice President, Drug Discovery & San Diego Site Head, overseeing drug discovery at Celgene from June 2011 to June 2016. Prior to that, Dr. Reyes served as Senior Vice President & San Diego Site Head, leading the oncology franchise at Biogen Idec from October 2008 to June 2011. Dr. Reyes currently serves as advisor to Cancer Research UK’s New Agents Committee and previously served on NIH’s National Advisory General Medical Sciences Council, and the Standing Review Committee for the Research Centers in Minority Institutions, National Center for Research Resources. Dr. Reyes obtained his M.D. and Ph.D. at The Johns Hopkins School of Medicine and trained in medicine at Stanford University Hospital. Dr. Reyes received his bachelor’s degree in Biology from the University of California, Santa Cruz.

We believe Dr. Reyes is qualified to serve as a member of our Board because of his extensive experience serving in leadership positions for biopharmaceutical companies.

Tamara A. (Seymour) Favorito was elected to our Board in March 2021. Ms. Favorito has more than 30 years of life sciences industry experience including 20 years as Chief Financial Officer. Ms. Favorito currently serves as a board member and audit committee chair of Kintara Therapeutics, Inc. (NASDAQ: KTRA) a publicly-traded clinical-stage drug development company and Chairman of the Board and chairman of the audit committee of Zevra Therapeutics, Inc. (NASDAQ: ZVRA), a publicly-traded commercial-stage rare disease therapeutics company. Ms. Favorito served as Interim CFO of Immunic Therapeutics, Inc. (NASDAQ: IMUX), a publicly-traded clinical-stage drug development company in 2019. She served as CFO of several companies including Signal Genetics, Inc., a then publicly-traded molecular diagnostics company which was acquired by Viridian Therapeutics Inc., from 2014 to 2017, HemaQuest Pharmaceuticals, Inc. (now known as Viracta Therapeutics, Inc. (NASDAQ: VIRX)), a clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc. (now known as MMR Global, Inc.), a clinical-stage drug development company, from 2001 to 2009. While at these companies, Ms. Favorito led multiple private and public financings, including Favrille’s IPO. In addition, Ms. Favorito was instrumental in M&A transactions and led the finance, investor relations, human resources, administration and managed care and payor reimbursement functions. Earlier in her career, Ms. Favorito spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP, including three years as audit manager. Ms. Favorito is a Certified Public Accountant (inactive). Ms. Favorito received an MBA, emphasis in Finance, from Georgia State University, and a BBA, emphasis in Accounting, from Valdosta State University. Ms. Favorito served on the Board of Directors of Beacon Discovery, Inc. from 2018 until their acquisition in 2021.

We believe Ms. Favorito is qualified to serve as a member of our Board because of her experience leading public companies, her financial expertise and her familiarity with the biopharmaceutical industry.

Executive Officers

Gregory D. Gorgas. Please see biography in “Directors” section above.

Attendance at Board and Stockholder Meetings

For the fiscal year ending December 31, 2023, our Board held five meetings. Each director attended at least 75 % of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year, in each case during the period that he or she served as a director.

Although we do not have a formal policy regarding attendance by members of our Board at the annual meetings of stockholders, we encourage, but do not require, directors to attend. Four members of our Board attended our 2023 annual meeting of stockholders.

Director Independence

Our common stock and warrants are listed on the Nasdaq. As a company listed on Nasdaq, we are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our Board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and corporate governance and nominating committees be independent.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Nasdaq listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq listing rules applicable to compensation committee members.

Our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Ms. Matsui, Dr. Blayney, Mr. Kelly, Dr. Emanuele, Dr. Reyes, and Ms. Favorito representing six of our seven directors, are “independent directors” as defined under the rules of the Nasdaq. Mr. Gorgas is not considered independent due to his service as an executive officer of the Company.

In determining whether directors were independent under Nasdaq rules, the Board considered the matters discussed in the section entitled “Related Person Transactions” below. There are currently no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation or the ability or integrity of any of our directors or director nominees.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Leadership Structure of the Board of Directors

The Board has the following general leadership structure:

•

The positions of Chief Executive Officer and Chair of the Board are separate but may be held by the same individual. The positions of Chief Executive Officer and Chair of the Board are currently held by Mr. Gorgas and Ms. Matsui, respectively.

62

•

The Chair of the Board presides at meetings of the Board and, so long as the Chair of the Board is an independent director, also presides at executive sessions of the non-management and/or independent directors.

•

If the Chair of the Board is not an independent director, the independent directors will appoint one independent director to serve as “lead independent director.” In that scenario, the lead independent director will preside at executive sessions of the non-management and/or independent directors, preside at meetings of the Board in the absence of the Chair of the Board, review agendas for meetings of the Board with the Chief Executive Officer and Chair of the Board, and assume such other functions as the Board may deem appropriate.

•	The Chief Executive Officer and the Chair of the Board jointly establish the agenda for each meeting of the Board, though any director may request the inclusion of items on the agenda.

Ms. Matsui currently serves as Chair of the Board and is an independent director, thus, the Board does not currently have a lead independent director. The Board has determined that this leadership structure, specifically the separation of the Chief Executive Officer and Chair of the Board positions, is appropriate for our company because, in the judgment of the Board, an independent Chair of the Board (or lead independent director, if the Chair of the Board is not an independent director) is best positioned to express to management the views of the Board (and, particularly, the independent directors) and to provide constructive feedback to the Chief Executive Officer regarding management’s performance.

Role of the Board of Directors in Risk Oversight

Management is responsible for day-to-day risk management at our company. The role of the Board is to provide oversight of the processes designed to identify, assess and monitor key risks and risk mitigation activities. The Board fulfills its risk oversight responsibilities through (i) the receipt of reports directly from management and (ii) the receipt of reports from each committee chair regarding such committee’s oversight of specific risk topics.

Delegation of Risk Oversight

The Board has delegated oversight of specific risk areas to its committees. For example, the Audit Committee is tasked with overseeing risk management at our company with respect to financial matters and the adequacy of our internal control over financial reporting. Pursuant to its charter, the Audit Committee is required, among other things, to discuss with management our policies with respect to risk assessment and risk management, including guidelines and procedures to govern the process by which risk assessment and risk management are handled, and to review our major risk exposures and the steps management has taken to monitor, control and report such exposures. The Audit Committee typically has these discussions with management at least once per quarter, and the Chair of the Audit Committee subsequently reports on these discussions to the full Board. Similarly, the Compensation Committee assists the Board in overseeing risks arising from our compensation policies and practices, and the Corporate Governance and Nominating Committee assists the Board in overseeing risks associated with corporate governance, director and executive officer succession planning, board membership and board structure. The Board then discusses significant risk management issues with the Chief Executive Officer and recommends appropriate action.

Board Committees

The Board has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. Each of these committees operate under written charters, each of which are available on our website at http://www.artelobio.com under “Investors—Governance.” The Board has determined that all members of these committees satisfy the applicable independence requirements under Nasdaq rules.

Audit Committee

Our audit committee is currently comprised of Tamara A. (Seymour) Favorito, Steven Kelly, and Connie Matsui. Ms. Favorito serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. Our Board has also determined that Ms. Favorito is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of Nasdaq. The responsibilities of our audit committee include, among other things:

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

Our audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which can be found on our website at http://www.artelobio.com under “Investors—Governance.”.

Compensation Committee

Our compensation committee is currently comprised of Steven Kelly and Dr. Greg Reyes and Tamara A. (Seymour) Favorito. Mr. Kelly serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of Nasdaq. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee include, among other things:

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

Our compensation committee operates under a written charter, which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which can be found on our website at http://www.artelobio.com under “Investors—Governance.”.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee is currently comprised of Douglas Blayney, M.D., R. Martin Emanuele, Ph.D and Connie Matsui. Dr. Blayney serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our corporate governance and nominating committee meet the requirements for independence under the applicable rules and regulations of Nasdaq listing standards. The responsibilities of our corporate governance and nominating committee include, among other things:

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

Our corporate governance and nominating committee operates under a written charter, which satisfies the listing standards of Nasdaq, a copy of which can be found on our website at http://www.artelobio.com under “Investors—Governance.”.

Policy Prohibiting Hedging or Pledging of Securities

Under our insider trading policy, our directors, officers, employees and agents are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, stock appreciation rights and other securities issued pursuant to Company benefit plans or other compensatory arrangements with the Company), (3) pledging any of our securities as collateral for any loans and (4) holding our securities in a margin account.

Communications with the Board of Directors

The Company’s contact information is available on our website at https://artelobio.com/ under the “Investors” tab. Interested parties may send communications to the non-management members of the Board. Communications to the Board must be in writing and sent care of the Secretary by mail to our principal executive offices at 505 Lomas Santa Fe, Suite 160, Solana Beach, CA 92075. This centralized process will assist the Board in reviewing and responding to stockholder and interested party communications in an appropriate manner. The name of any specific intended recipient should be noted in the communication. All communications must be accompanied by the following information:

•	if the person submitting the communication is a security holder, a statement of the type and amount of securities of our company the person holds;
•

if the person submitting the communication is not a security holder and is submitting the communication to the non-management directors as an interested party, the nature of the person’s interest in our company;

•	any special interest, meaning an interest not in the capacity of a stockholder of our company, of the person in the subject matter of the communication; and
•	the address, telephone number and e-mail address, if any, of the person submitting the communication.

Communications should be addressed to the attention of the Secretary and should not exceed 500 words in length, excluding the information required to accompany the communication as described above. The Board has instructed the Secretary to forward such correspondence to the Board.

Consideration of Director Nominees

Director Qualifications

The Corporate Governance and Nominating Committee evaluates all incumbent, replacement or additional nominees for election as directors, taking into account (i) all factors the committee considers appropriate, which may include career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, and (ii) the following minimum qualifications:

•	Each director nominee must have displayed the highest personal and professional ethics, integrity and values, and sound business judgment;
•

Each director must be highly accomplished in his or her respective field, with superior credentials and recognition and broad experience at the administrative and/or policy making level in business, government, education, technology or public interest;

•	Each director must have relevant expertise and experience, and be able to offer advice and guidance to the Chief Executive Officer based on that expertise and experience;
•	Each director must be able to represent all of our stockholders and be committed to enhancing long-term stockholder value; and
•	Each director must have sufficient time available to devote to activities of the Board and to enhance his or her knowledge of our business.

In determining whether to recommend a director for re-election to the Board, the Corporate Governance and Nominating Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board and any applicable committees of the Board.

The Corporate Governance and Nominating Committee does not have a formal policy governing the consideration of diversity in identifying nominees for director but does take diversity into consideration on an informal basis.

Board Diversity

The following matrix presents the Board’s diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors. As shown below in the board diversity matrix, the Company is currently in compliance with the diversity requirements of Nasdaq Rule 5605(f). As we pursue future Board recruitment efforts, the Corporate Governance and Nominating Committee will continue to seek out candidates who can contribute to the diversity of views and perspectives of the Board. This includes seeking out individuals of diverse ethnicities, a balance in terms of gender, and individuals with diverse perspectives informed by other personal and professional experiences.

Board Diversity Matrix as of March 22, 2024
Total Number of Directors			7

	Female	Male		Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4		—	1

Part II: Demographic Background
African American or Black	—	—		—	—
Alaskan Native or Native American	—	—		—	—
Asian	1	—		—	—
Hispanic or Latinx	—	—		—	—
Native Hawaiian or Pacific Islander	—	—		—	—
White	1	2		—	—
Two or More Races or Ethnicities	—	1		—	—
	2	3		—	—

LGBTQ+			—

Did Not Disclose Demographic Background			2

Stockholder Recommendations and Nominees

Our Corporate Governance and Nominating Committee will consider recommendations and nominations for candidates to our Board from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our articles of incorporation and bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our Corporate Governance and Nominating Committee will evaluate such recommendations in accordance with its articles of incorporation, our bylaws and corporate governance principles and the director nominee criteria described above. Stockholders wishing to recommend a candidate for director should write to our Secretary at Artelo Biosciences, Inc., Attn: Secretary, 505 Lomas Santa Fe, Suite 160, Solana Beach, CA 92075.

To be considered, the recommendation of a director candidate must include the following written information as to each person whom the stockholder proposes to nominate for election as a director: (i) such person’s name, age, business address, residence address and principal occupation or employment; (ii) the class and number of shares of the Company that are held of record or are beneficially owned by such person and any (x) derivative instruments (as defined in the Company’s bylaws) held or beneficially owned by such person, including the full notional amount of any securities that, directly or indirectly, underlie any derivative instrument; and (y) other agreement, arrangement or understanding the effect or intent of which is to create or mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such person with respect to the Company’s securities; (iii) all information relating to such person that is required to be disclosed in connection with solicitations of proxies for the contested election of directors, or is otherwise required, in each case pursuant to the Section 14 of the 1934 Act; (iv) such person’s written consent (x) to being named as a nominee of such stockholder, (y) to being named in the Company’s form of proxy  pursuant to Rule 14a-19 under the 1934 Act and (z) to serving as a director of the Company if elected; (v) any direct or indirect compensatory, payment, indemnification or other financial agreement, arrangement or understanding that such person has, or has had within the past three years, with any person or entity other than the Company (including, without limitation, the amount of any payment or payments received or receivable thereunder), in each case in connection with candidacy or service as a director of the Company (such agreement, arrangement or understanding, a “Third-Party Compensation Arrangement”); and (vi) a description of any other material relationships between such person and such person’s respective affiliates and associates, or others acting in concert with them, on the one hand, and such stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, and their respective affiliates and associates, or others acting in concert with them, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such stockholder, beneficial owner, affiliate or associate were the “registrant” for purposes of such rule and such person were a director or executive officer of such registrant.

Identification and Evaluation of Nominees for Director

The Corporate Governance and Nominating Committee uses a variety of methods for identifying and evaluating nominees for director. The Corporate Governance and Nominating Committee regularly assesses the appropriate size and composition of the Board, the needs of the Board and each committee of the Board, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Corporate Governance and Nominating Committee through stockholders, management, current members of the Board or search firms. The evaluation of these candidates may be based solely upon information provided to the Corporate Governance and Nominating Committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the Corporate Governance and Nominating Committee deems appropriate, including the use of third parties to review candidates.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for the Fiscal Year Ended December 31, 2023

The following table shows the compensation earned by our named executive officer for the fiscal years ended December 31, 2023 and December 31, 2022

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory D. Gorgas
President, CEO, CFO,	2023	485,417	251,203	-	251,644	-	-	5,831	994,095
Secretary, Treasurer and Director	2022	440,00	209,000	-	-	-	-	5,831	654,831

Outstanding Equity Awards at Fiscal Year-End December 31, 2023

The following table sets forth certain information regarding equity awards granted to our named executive officer that remained outstanding as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested
	(1)	(2)		(3)	(4)	(5)	(6)
Gregory D. Gorgas President, CEO, CFO, Secretary, Treasurer and Director	5,000	-		-	$29.85	August 29, 2029	-
	55,634	-		-	$39.90	February 12, 2031	-
	26,359	11,981	(1)	-	$22.80	March 5, 2031	-
	47,050	43,284	(2)	-	$9.45	December 3, 2031	-
	-	85,000	(3)	-	$3.15	February 1, 2023	-

(1)	798 shares vest each month through July 2023. 799 shares vest each month beginning August 2023 until March 2025.
(2)	1,881 shares vest each month through February 2023 and 1,882 shares vest each month beginning March 2023 until November 2025.
(3)	21,250 shares vest in January 2024. 1,770 shares vest each month beginning February 2024 through July 2024. 1,771 shares vest each month beginning August 2024 until January 2027.

Executive Employment Agreement with our NEO

On August 30, 2019, and effective as of June 20, 2019, the Company and Mr. Gorgas entered into an amended and restated employment agreement (the “Employment Agreement”).

Mr. Gorgas’ current annual base salary is $520,000 per year, less applicable withholdings, and he is eligible to earn an annual target bonus of up to 50% of his base salary upon achievement of performance objectives to be determined by the Board or its Compensation Committee. Mr. Gorgas is also eligible to participate in any employee benefit plans sponsored by us.

The Employment Agreement also provides that the Company shall pay the premiums for a life insurance policy for Mr. Gorgas for coverage of up to $1,000,000, and Mr. Gorgas shall be entitled to select personal beneficiaries for 100% of the proceeds of such policy. Mr. Gorgas may also choose to pay any additional premiums to increase the coverage of this life insurance policy.

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

Director Compensation

The following table shows the compensation earned by persons who served on our Board during the year ended December 31, 2023, who are not one of our Named Executive Officers.

		Fees Earned				Deferred
		or Paid	Stock	Option	Incentive Plan	Compensation	Other
		in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name		($)	($)	($)	($)	($)	($)	($)

Connie Matsui	(1)	71,500	-	2,905	-	-	-	74,405
Douglas Blayney, M.D.	(2)	43,000	-	2,905	-	-	-	45,905
Gregory R. Reyes, M.D., Ph.D.	(3)	39,500	-	2,905	-	-	-	42,405
R. Martin Emanuele, Ph.D.	(4)	39,000	-	2,905	-	-	-	41,905
Steven Kelly	(5)	54,500	-	2,905	-	-	-	57,405
Tamara A. (Seymour) Favorito	(6)	52,896	-	2,905	-	-	-	55,801

(1)	15,485	option awards outstanding as of December 31, 2023.
(2)	13,584	option awards outstanding as of December 31, 2023.
(3)	11,084	option awards outstanding as of December 31, 2023.
(4)	13,119	option awards outstanding as of December 31, 2023.
(5)	14,202	option awards outstanding as of December 31, 2023.
(6)	5,084	option awards outstanding as of December 31, 2023.

Outside Director Compensation Policy

In August 2023, the Company revised the Outside Director Compensation Policy. The Outside Director Compensation Policy provides for the following cash compensation program for our non-employee directors:

•	$40,000 per year for service as a non-employee director;

•	$25,000 per year for service as chairperson of our board of directors;

•	$15,000 per year additionally for service as chairperson of the audit committee;

•	$7,500 per year additionally for service as an audit committee member;

•	$12,000 per year additionally for service as chairperson of the compensation committee;

•	$5,000 per year additionally for service as a compensation committee member;

•	$8,000 per year additionally for service as chairperson of the corporate governance and nominating committee; and

•	$4,000 per year additionally for service as a corporate governance and nominating committee member.

The terms of our outside director compensation policy also allow for new non-employee directors to receive, upon becoming a non-employee director, an initial award of stock options to purchase 3,500 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the first trading date on or after the date on which such individual first becomes a non-employee director. The initial award shall vest in three (3) equal installments on each anniversary of the date the applicable non-employee director’s service commenced, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date.

Our outside director compensation policy, also provides for an annual award (the “Annual Award”) to continuing non-employee directors who have served as a non-employee director for at least six (6) months on the date of each annual meeting of stockholders of stock options to purchase 1,750 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the date of each annual meeting; provided, however, that the Board may make exceptions to this requirement of being an outside director for six (6) months to receive an Annual Award. The Annual Award shall vest on the earlier of the one-year anniversary of the date the annual award is granted, or the day prior to the date of the annual meeting next following the date the annual award is granted, in each case, subject to the non-employee director continuing to be a service provider through the applicable vesting date.

We also reimburse our directors for expenses associated with attending meetings of our Board and committees of our Board. Directors who are also our employees receive no additional compensation for their service as a director.

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

Our 2018 Equity Incentive Plan, as amended, or the 2018 Plan, provides that in the event of a merger or change in control, as defined in our 2018 Plan, each outstanding equity award granted under our 2018 Plan that is held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse, and with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable.

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

On June 30, 2023, the Company granted options to certain directors of the Company to purchase a total of 4,002 shares of the Company’s common stock with an exercise price of $1.99 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the annual meeting of the Company’s stockholders following the vesting commencement date. The vesting commencement date was June 30, 2023.

On August 4, 2023, the Company granted options to certain directors of the Company to purchase a total of 6,498 shares of the Company’s common stock with an exercise price of $2.01 and vesting on the earlier of the one-year anniversary of the vesting commencement date or the date prior to the date of the annual meeting of the Company’s stockholders following the vesting commencement date. The vesting commencement date was August 4, 2023.

Compensation Recovery Policy

We have adopted a compensation recovery policy, effective as of October 2, 2023, that complies with the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Clawback Policy”). Subject to the terms of the Clawback Policy, the Clawback Policy requires us to recover certain cash or equity-based incentive compensation payments or awards made or granted to an executive officer in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

Benefits and Perquisites

We provide benefits to our executive officer on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance. We do not maintain any executive-specific benefit or perquisite programs.

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

Authorized Shares. On January 1, 2023, the 2018 Plan was increased to permit the issuance of an additional 428,353 shares of common stock awards.

As of December 31, 2023, 1,050,879 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 519,105 shares of common stock are issued and outstanding. On January 1, 2024, the number of shares of Common Stock reserved for issuance under the 2018 Plan increased by 478,344 shares to a new total of 1,529,223 shares reserved for issuances pursuant to the 2018 Plan.

Plan Administration. Our Board or one or more committees appointed by our Board will administer the 2018 Plan. Our Compensation Committee currently administers our 2018 Plan. In addition, if we determine it is desirable to qualify transactions under the 2018 Plan as exempt under Rule 16b-3 of the Exchange Act, or Rule 16b-3, such transactions will be structured to satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of our 2018 Plan, the administrator has the power to administer the plan, including but not limited to, the power to determine the fair market value of our common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2018 Plan, determine the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of our 2018 Plan and awards granted under it, prescribe, amend and rescind rules relating to our 2018 Plan, including creating sub-plans, modify or amend each award, including but not limited to the discretionary authority to extend the post-termination exercisability period of awards (except no option or stock appreciation right will be extended past its original maximum term) and allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award). The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type, which may have a higher or lower exercise price and/or different terms, awards of a different type and/or cash or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

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

Clawback. Awards will be subject to our clawback policy, a copy of which is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Amendment; Termination. The administrator has the authority to amend, alter, suspend or terminate our 2018 Plan, provided such action does not materially impair the rights of any participant. Our 2018 Plan automatically will terminate in 2028, unless we terminate it sooner.

Grants of Plan-Based Awards

During the year ended December 31, 2023, we granted stock options to purchase a total of 205,996 shares of common stock.

Option Exercises and Stock Vested

During the year ended December 31, 2023, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our named executive officers and our directors, and all of our current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 22, 2024. Shares subject to options that are currently exercisable or exercisable within 60 days of March 22, 2024 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of beneficial ownership of Artelo is calculated based on 3,227,700 shares of Common Stock outstanding as of March 22, 2024.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of	Number of Shares Subject to Options and Warrants Exercisable	Total Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Held	within 60 Days	Number	%
Directors and Named Executive Officers
Gregory D. Gorgas(1)	20,446	-	20,446	*
Connie Matsui(2)	3,778	-	3,778	*
Steven Kelly(3)	834	-	834	*
Douglas Blayney, M.D. (4)	834	-	834	*
R. Martin Emanuele, Ph.D.(5)	834	-	834	*
Gregory R. Reyes M.D., Ph.D.	-	-	-	*
Tamara A. (Seymour) Favorito	-	-	-	*

All Current Directors and Executive Officers as a Group	26,726	-	26,726	*

5% Stockholders
None

*	Less than 1%
(1)	Consists of 20,446 shares held by Gregory D. Gorgas.
(2)	Consists of 3,778 shares held by Connie Matsui.
(3)	Consists of 834 shares held by Steven Kelly.
(4)	Consists of 834 shares held by Douglas Blayney, M.D.
(5)	Consists of 834 shares held by R. Marty Emanuele, Ph.D.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2023. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan(1)	519,505	$15.97	531,774
Equity compensation plans not approved by security holders	-	-	-
Total	519,105	$15.97	531,774

(1)

Our Board adopted, and our stockholders approved, our 2018 Plan. The 2018 Plan provides that the number of shares available for issuance under the 2018 Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 7,500,000 shares (subject to the reverse stock split), (ii) fifteen (15%) of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such other amount of shares determined by our board. On January 1, 2024, the number of shares available under the 2018 Plan increased by 478,344 shares pursuant to this feature.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Described below are any transactions occurring since January 1, 2022 and any currently proposed transactions to which we were a party and in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of the outstanding capital stock of us, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Indemnification of Directors and Officers

The Company’s Articles of Incorporation and Bylaws provide that, to the fullest extent permitted by the laws of the State of Nevada, any officer or director of the Company, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was or has agreed to serve at the request of the Company as a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity. For the avoidance of doubt, the foregoing indemnification obligation includes, without limitation, claims for monetary damages against the indemnitee to the fullest extent permitted under Section 78.7502 of the Nevada Revised Statutes.

The indemnification provided shall be from and against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with such action, suit or proceeding and any appeal therefrom, but shall only be provided if the indemnitee acted in good faith and in a manner indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.

In the case of any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he/she is or was a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, no indemnification shall be made in respect of any claim, issue or matter as to which the indemnitee shall have been adjudged to be liable to the Company unless, and only to the extent that, the Nevada courts or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, the indemnitee is fairly and reasonably entitled to indemnity for such expenses which the Nevada courts or such other court shall deem proper.

The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that he/she did not act in good faith and in a manner which the indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the indemnitee’s conduct was unlawful.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

Director Independence

Our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Ms. Matsui, Dr. Blayney, Mr. Kelly, Dr. Emanuele, Dr. Reyes and Ms. Favorito representing six of our seven directors, are “independent directors” as defined under the rules of the Nasdaq. Mr. Gorgas is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for audit services provided by MaloneBailey, LLP for the year ended December 31, 2023 and 2022:

Fee Category	Year ended December 31, 2023	Four months ended December 31, 2022

Audit Fees	$114,330	$113,500
Audit-Related Fees	7,210	-
Tax Fees	3,245	5,000
All Other Fees	-	-
Total Fees	$124,785	$118,500

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board (PCAOB) regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	10-Q	001-38951	5/11/2023
3.2	Amended and Restated Bylaws	8-K	001-38951	04/21/2023
4.1	Description of Securities				*
4.2	Specimen Common Stock Certificate	S-8	333-251387	12/16/2020
10.1	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.2	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.7	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.8	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.9	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.10	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.11+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.12#	2018 Equity Incentive Plan and Forms of Award Agreement Thereunder	8-K	001-38951	12/3/2020
10.13+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
21.1	List of subsidiaries	10-Q	001-38951	11/08/2023
23.1	Consent Of Independent Registered Public Accounting Firm				*
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
97.1	Compensation Recovery Policy				*
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

ARTELO BIOSCIENCES, INC.

Dated: March 25, 2024	By:	/s/ Gregory D. Gorgas
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

Dated: March 25, 2024	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: March 25, 2024	/s/ Connie Matsui
Connie Matsui
Director

Dated: March 25, 2024	/s/ Steven Kelly
Steven Kelly
Director

Dated: March 25, 2024	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: March 25, 2024	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: March 25, 2024	/s/ Greg Reyes
Greg Reyes
Director

Dated: March 25, 2024	/s/ Tamara A. (Seymour) Favorito
Tamara A. (Seymour) Favorito
Director

