Form 10-Q
period 2024-03-31
ARTELO BIOSCIENCES, INC.
filed 2024-05-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

The Registrant had 3,227,700 shares of common stock issued and outstanding as of May 10, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$1,195	$2,815
Trading marketable securities	6,414	7,611
Prepaid expenses and other current assets	579	554
Total Current Assets	8,188	10,980
Operating lease right-of-use assets	124	21
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$10,354	$13,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$607	$1,238
Due to related parties	83	30
Operating lease liabilities - current portion	31	23
Total Current Liabilities	721	1,291

Operating lease liabilities	96	-
TOTAL LIABILITIES	817	1,291

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, as of March 31, 2024 and December 31, 2023
3,227,700 and 3,188,959 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	52,530	52,262
Accumulated deficit	(42,793)	(40,310)
Accumulated other comprehensive loss	(203)	(203)
TOTAL STOCKHOLDERS' EQUITY	9,537	11,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,354	$13,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2024	2023

OPERATING EXPENSES
General and administrative	$1,082	$1,057
Research and development	1,507	1,235
Total Operating Expenses	2,589	2,292

Loss from Operations	(2,589)	(2,292)

OTHER INCOME
Net change in fair value of trading marketable securities	106	124
Total other income	106	124

Provision for income taxes	-	-

NET LOSS	$(2,483)	$(2,168)

OTHER COMPREHENSIVE INCOME
Unrealized gain on available-for-sale securities	-	29
Foreign currency translation adjustments	-	20
Total Other Comprehensive Income	-	49

TOTAL COMPREHENSIVE LOSS	$(2,483)	$(2,119)

Basic and Diluted Loss per Common Share	$(0.78)	$(0.76)

Basic and Diluted Weighted Average Common Shares Outstanding	3,197	2,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	loss	Total

Balance, December 31, 2023	3,189	$3	$52,262	$(40,310)	$(203)	$11,752

Common shares issued for cash	39	-	55	-	-	55
Stock based compensation	-	-	213	-	-	213
Net loss for the period	-	-	-	(2,483)	-	(2,483)
Balance, March 31, 2024	3,228	$3	$52,530	$(42,793)	$(203)	$9,537

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Stock based compensation	-	-	354	-	-	354
Net loss for the period	-	-	-	(2,168)	-	(2,168)
Other comprehensive income	-	-	-	-	49	49
Balance, March 31, 2023	2,856	$3	$51,029	$(33,189)	$(205)	$17,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,483)	$(2,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	213	354
Net change in fair value of trading marketable securities	(106)	(124)
Non-cash lease expense	8	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5	(68)
Accounts payable and accrued liabilities	(624)	(214)
Accounts payable - related parties	53	34
Fixed cash payments related to operating leases	(8)	(11)
Net cash used in operating activities	(2,942)	(2,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(481)	(5,803)
Proceeds from disposition of marketable securities	1,750	6,490
Proceeds upon maturity of available-for-sale securities	-	1,512
Net cash provided by investing activities	1,269	2,199

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	55	-
Net cash provided by financing activities	55	-

Effect of exchange rate changes on cash	(2)	15

Net change in cash and cash equivalents	(1,620)	28
Cash and cash equivalents - beginning of period	2,815	6,888
Cash and cash equivalents - end of period	$1,195	$6,916

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$111	$-
Unrealized gain from available-for-sale securities	$-	$29

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

Liquidity

The Company has incurred losses since inception and incurred a net loss of $2,483 during the three months ended March 31, 2024. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of March 31, 2024, in accordance with the Equity Line, the Company issued 372,012 shares of the Company’s Common Stock with aggregate proceeds to the Company of $622, of which 38,741 shares were issued for proceeds to the Company of $55 during the three months ended March 31, 2024.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed with the SEC on March 25, 2024.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company did not receive any R&D tax credits during the three months ended March 31, 2024 and 2023.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,195 and $2,815 in cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of March 31, 2024, was approximately $695. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $6,414 and $7,611 as of March 31, 2024 and December 31, 2023, respectively.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at March 31, 2024 and December 31, 2023.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$3,439	$-	$3,439
Asset-backed securities	-	985	-	985
Corporate debt	-	1,490	-	1,490
US Government	-	500	-	500
	$-	$6,414	$-	$6,414

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$4,654	$-	$4,654
Asset-backed securities	-	974	-	974
Corporate debt	-	1,482	-	1,482
US Government	-	501	-	501
	$-	$7,611	$-	$7,611

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

For the three months ended March 31, 2024, and 2023, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,	March 31,
	2024	2023
Stock options	763,105	508,605
Warrants	239,357	259,155
	1,002,462	767,760

New Accounting Standard Adopted

On January 1, 2024, the Company adopted ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $2 and $2, respectively. As of March 31, 2024 and December 31, 2023 there was $1 and $2, outstanding, respectively.

During the three months ended March 31, 2024 and 2023, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $54 and $60, respectively. As of March 31, 2024 and December 31, 2023, there was $54 and $5 outstanding, respectively.

During the three months ended March 31, 2024 and 2023, a company controlled by a director of a subsidiary of the Company provided professional services totaling $23 and $22, respectively. As of March 31, 2024 and December 31, 2023, there was $28 and $23 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the three months ended March 31, 2024, in accordance with the Equity Line, the Company issued 38,741 shares of the Company’s Common Stock with aggregate proceeds to the Company of $55. As of March 31, 2024, there were 3,227,700 shares of Common Stock issued and outstanding.

Warrants

A summary of activity of the warrants during the three months ended March 31, 2024 is as follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	242,633	$44.07	1.10
Granted	-	-	-
Expired	(3,276)	210.00	-
Exercised	-	-	-
Outstanding, March 31, 2024	239,357	$46.82	0.99

The intrinsic value of the warrants as of March 31, 2024, is $0. All of the outstanding warrants are exercisable as of March 31, 2024.

2018 Equity Incentive Plan, as amended

On January 1, 2024, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 478,344 shares of Common Stock.

As of March 31, 2024, the 2018 Plan permits the Company to issue up to an aggregate of 1,529,223 shares of Common Stock of which 766,118 shares are available to be issued.

Options granted during the three months ended March 31, 2024

In January 2024, the Company granted options to an officer of the Company to purchase an aggregate of 92,000 shares of the Company’s Common Stock with an exercise price of $1.49 and vesting as follows: twenty-five (25%) of the shares subject to the option shall vest on the one-year anniversary of the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is January 5, 2024.

On March 5, 2024, the Company granted options to certain employees, officers and consultants to purchase a total of 152,000 shares of the Company’s common stock with an exercise price of $1.47 and vesting as follows: twenty-five percent (25%) of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is March 5, 2024.

The following is a summary of stock option activity during the three months ended March 31, 2024:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023(1)	519,105	$15.97	8.07
Granted	244,000	1.48	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2024	763,105	$1.85	8.48

Exercisable options, March 31, 2024	9,125	$23.00	7.13

(1) During February 2024, 488,069 options were repriced to $1.55 and had their vesting schedules modified.  As per ASC 718 the changes were treated as modifications to the options and the incremental fair value was calculated resulting in $210 in additional expense to amortize over the updated vesting schedule of 1/3rd of the shares subject to the options will vest on the first anniversary and 1/36th of the shares subject to the option will vest each month thereafter.  The amendment date was February 28, 2024.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Three months ended
March 31
2024
Expected term	3.08 - 6.08 years
Expected average volatility	87 - 110%
Expected dividend yield	-
Risk-free interest rate	4.02 - 4.44%

During the three months ended March 31, 2024, the Company granted 244,000 options, valued at $299, of which 102,000 options, valued at $128 were for related parties. During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $213 and $354, respectively, of which $144 and $281 was for related parties, respectively, and as of March 31, 2024, $2,330 remains unamortized, of which $1,065 is for related parties. The intrinsic value of options outstanding as of March 31, 2024 and December 31, 2023 is $2 and $0, respectively.

NOTE 5– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of March 31, 2024, and December 31, 2023.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the three months ended March 31, 2024, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 6 - LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space with Beckman/Lomas LLC, an entity controlled by a close family member of a director. Effective June 1, 2022, the related party divested its interests in the property, and as such, the lease agreement no longer constitutes a related party transaction. On March 6, 2024, the Company entered into an amended agreement with the landlord to extend the lease commencing in September 2024 and effective until August 2027.

On April 19, 2022, the Company entered into a 2nd lease arrangement for office space with an annual rent of $13 (£11) with the term of April 2022 through September 2023.

The following summarizes right-of use asset and lease information about the Company’s operating lease as of March 31, 2024:

	Three months ended
	March 31,
	2024	2023

Lease cost
Operating lease cost	$8	$11

Other information
Cash paid for operating cash flows from operating leases	$8	$11
Right-of-use assets obtained in exchange for new operating lease liability	$111	$-

Weighted-average remaining lease term — operating leases (year)	3.33	1.36
Weighted-average discount rate — operating leases	7.50%	2.99%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at March 31, 2024, as follows:

Total
Year Ended December 31,
2024	$29
2025	42
2026	43
2027	30
Thereafter	-
144
Less: Imputed interest	(17)
Operating lease liabilities	127

Operating lease liability - current	31
Operating lease liability - non-current	$96

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of March 31, 2024, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

Our interim financial statements are stated in USD and are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Artelo Biosciences, Inc.’s (“Artelo” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2023, and the related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2024. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Artelo’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.

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

Other Income

Our other income consists of interest income and changes in fair value of the Company’s trading marketable securities.

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

	Three months ended
	March 31,
(In thousands)	2024	2023	Change
Operating Expenses
General and administrative	$1,082	$1,057	$25
Research and development	1,507	1,235	272
Total Operating Expenses	2,589	2,292	297
Loss from Operations	(2,589)	(2,292)	(297)
Other income	106	124	(18)
Net Loss	$(2,483)	$(2,168)	$(315)

Our operating expenses, for the three months ended March 31, 2024, were $2.6 million compared to $2.3 million for the same period in 2023. The increase in operating expenses for the three months ended March 31, 2024, was primarily the result of an increase of research and development expense associated with payments to third-party subcontractors upon performance of the related work.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $2.5 million for the three months ended March 31, 2024. In November 2021, we completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of the Company’s Common Stock. As of March 31, 2024, in accordance with the Equity Line, the Company issued 372,012 shares of the Company’s Common Stock with aggregate proceeds to the Company of $622, of which 38,741 shares were issued for proceeds to the Company of $55 during the three months ended March 31, 2024.

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

As of March 31, 2024, we had cash, cash equivalents, and investments of $7.6 million.

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

Working Capital

	March 31,	December 31,
(In thousands)	2024	2023	Change
Current Assets	$8,188	$10,980	$(2,792)
Current Liabilities	721	1,291	(570)
Working Capital	$7,467	$9,689	$(2,222)

Our total current assets as of March 31, 2024, were $8.2 million as compared to total current assets of $11.0 million as of December 31, 2023. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of March 31, 2024, were $0.7 million as compared to total current liabilities of $1.3 million as of December 31, 2023.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended
	March 31,
(In thousands)	2024	2023	Change
Cash Flows used in operating activities	$(2,942)	$(2,186)	$(756)
Cash Flows provided by investing activities	1,269	2,199	(930)
Cash Flows provided by financing activities	55	-	55
Effect of exchange rate changes on cash	(2)	15	(17)
Net change in cash and cash equivalent during period	$(1,620)	$28	$(1,648)

Cash Flows from Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $2.9 million compared to $2.2 million during the three months ended March 31, 2023. Cash used in operating activities during the three months ended March 31, 2024, was attributed to a net loss of $2.5 million and a non-cash gain of $0.1 million associated with the Company’s trading of marketable securities and decreases in operating assets and liabilities of $0.6 million offset by stock-based compensation of $0.2 million. Cash used in operating activities during the three months ended March 31, 2023, of $2.2 million was attributed to a net loss of $2.2 million, increases in operating assets and liabilities of $0.3 million and offset by stock-based compensation of $0.3 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $1.3 million compared to $2.2 million during the three months ended March 31, 2023. Cash flows provided by investing activities of $1.3 million was the result of $1.8 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities. During the three months ended March 31, 2023, cash flows provided by investing activities of $2.2 million was the result of $6.5 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $5.8 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.1 million. During the three months ended March 31, 2023, cash provided by financing activities was $0.0 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 6, Note 7, “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q.

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

New Accounting Standard Adopted

On January 1, 2024, the Company adopted ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

As described in Part I, Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company entered into the Equity Line with an institutional investor which provides, among other things, for the sale by us to the institutional investor of up to $20.0 million in shares of our Common Stock, subject to the terms of the Equity Line. Though the Company has the right, but not the obligation, to sell to the institutional investor shares of our Common Stock under the Equity Line, market conditions may not be favorable for us to sell shares of our Common Stock to the institutional investor.

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

The UK government grants R&D tax credits to companies conducting clinical trials in the UK, as the Company is currently doing. This effectively reduces the costs, and the cash the Company uses, for our current trials. Effective for accounting periods starting on or after April 1, 2024 expenditure incurred in connection with externally provided workers and contractors outside the UK will no longer be eligible for relief, unless specific conditions are met. Relief for payments to clinical trial participants and certain other expenditure will continue to be available regardless of the location of trials.  However, subject to further change, for accounting periods beginning on or after April 1, 2024 the rate of relief available to the Company may also reduce, depending on whether qualifying R&D expenditure incurred by the Company is treated as at least 30% of total expenditure and whether the Company is treated as loss-making for UK tax.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

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

Artelo Biosciences, Inc.
(Registrant)

Dated: May 13, 2024	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

