Form 10-Q
period 2024-06-30
ARTELO BIOSCIENCES, INC.
filed 2024-08-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

The Registrant had 3,227,700 shares of common stock issued and outstanding as of August 12, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$881	$2,815
Trading marketable securities	4,721	7,611
Prepaid expenses and other current assets	566	554
Total Current Assets	6,168	10,980
Operating lease right-of-use assets	116	21
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$8,326	$13,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$863	$1,238
Due to related parties	44	30
Operating lease liabilities - current portion	33	23
Total Current Liabilities	940	1,291

Operating lease liabilities	87	-
TOTAL LIABILITIES	1,027	1,291

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, as of June 30, 2024 and December 31, 2023
3,227,700 and 3,188,959 shares issued and outstanding as of June 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	52,725	52,262
Accumulated deficit	(45,226)	(40,310)
Accumulated other comprehensive loss	(203)	(203)
TOTAL STOCKHOLDERS' EQUITY	7,299	11,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,326	$13,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative	$827	$1,032	$1,909	$2,089
Research and development	1,685	752	3,192	1,987
Total Operating Expenses	2,512	1,784	5,101	4,076

Loss from Operations	(2,512)	(1,784)	(5,101)	(4,076)

OTHER INCOME
Net change in fair value of trading marketable securities	79	185	185	309
Total other income	79	185	185	309

Provision for income taxes	-	-	-	-

NET LOSS	$(2,433)	$(1,599)	$(4,916)	$(3,767)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale securities	-	(29)	-	-
Foreign currency translation adjustments	-	33	-	53
Total Other Comprehensive Income	-	4	-	53

TOTAL COMPREHENSIVE LOSS	$(2,433)	$(1,595)	$(4,916)	$(3,714)

Basic and Diluted Loss per Common Share	$(0.75)	$(0.56)	$(1.53)	$(1.32)

Basic and Diluted Weighted Average Common Shares Outstanding	3,228	2,856	3,213	2,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2023	3,189	$3	$52,262	$(40,310)	$(203)	$11,752

Common shares issued for cash	39	-	55	-	-	55
Stock based compensation	-	-	213	-	-	213
Net loss for the period	-	-	-	(2,483)	-	(2,483)
Balance, March 31, 2024	3,228	$3	$52,530	$(42,793)	$(203)	$9,537

Stock based compensation	-	-	195	-	-	195
Net loss for the period	-	-	-	(2,433)	-	(2,433)
Balance, June 30, 2024	3,228	$3	$52,725	$(45,226)	$(203)	$7,299

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Stock based compensation	-	-	354	-	-	354
Net loss for the period	-	-	-	(2,168)	-	(2,168)
Other comprehensive income	-	-	-	-	49	49
Balance, March 31, 2023	2,856	$3	$51,029	$(33,189)	$(205)	$17,638

Stock based compensation	-	-	225	-	-	225
Net loss for the period	-	-	-	(1,599)	-	(1,599)
Other comprehensive income	-	-	-	-	4	4
Balance, June 30, 2023	2,856	$3	$51,254	$(34,788)	$(201)	$16,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,916)	$(3,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	408	579
Net change in fair value of trading marketable securities	(185)	(309)
Non-cash lease expense	16	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	101
Accounts payable and accrued liabilities	(368)	(402)
Accounts payable - related parties	14	(9)
Fixed cash payments related to operating leases	(14)	(23)
Net cash used in operating activities	(5,005)	(3,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(481)	(8,154)
Proceeds from disposition of marketable securities	3,500	9,240
Proceeds from disposition of available-for-sale securities	-	1,512
Net cash provided by investing activities	3,019	2,598

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	55	-
Net cash provided by financing activities	55	-

Effect of exchange rate changes on cash	(3)	42

Net change in cash and cash equivalents	(1,934)	(1,169)
Cash and cash equivalents - beginning of period	2,815	6,888
Cash and cash equivalents - end of period	$881	$5,719

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$111	$-

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

Liquidity

The Company has incurred losses since inception and incurred a net loss of $[4,916] during the six months ended June 30, 2024. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of June 30, 2024, in accordance with the Equity Line, the Company issued 372,012 shares of the Company’s Common Stock with aggregate proceeds to the Company of $622, of which 38,741 shares were issued for proceeds to the Company of $55 during the six months ended June 30, 2024.

In July 2023, the Company filed a $75,000 in aggregate value shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75,000 of the Company’s Common Stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period if the public float of the Company is less than $75,000.

The Company’s existing cash resources are expected to provide sufficient funds to carry out the Company’s planned operations into the fourth quarter of 2025.  To continue operations beyond such time frame, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed with the SEC on March 25, 2024.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $0 and $1,206 during the six months ended June 30, 2024, and 2023.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $881 and $2,815 in cash and cash equivalents at June 30, 2024, and December 31, 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of June 30, 2024, was approximately $381. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $4,721 and $7,611 as of June 30, 2024, and December 31, 2023, respectively.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at June 30, 2024, and December 31, 2023.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of June 30, 2024, and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$2,225	$-	$2,225
Asset-backed securities	-	998	-	998
Corporate debt	-	998	-	998
US Government	-	500	-	500
	-	4,721	-	4,721

	$-	$4,721	$-	$4,721

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$4,654	$-	$4,654
Asset-backed securities	-	974	-	974
Corporate debt	-	1,482	-	1,482
US Government	-	501	-	501
	$-	$7,611	$-	$7,611

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

For the six months ended June 30, 2024, and 2023, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,	June 30,
	2024	2023
Stock options	763,105	512,607
Warrants	139,897	258,821
	903,002	771,428

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2024, and 2023, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $4 and $6, respectively. As of June 30, 2024, and December 31, 2023, there was $1 and $2, outstanding, respectively.

During the six months ended June 30, 2024, and 2023, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $74 and $84, respectively. As of June 30, 2024, and December 31, 2023, there was $22 and $5 outstanding, respectively.

During the six months ended June 30, 2024, and 2023, a company controlled by a director of a subsidiary of the Company provided professional services totaling $41 and $41, respectively. As of June 30, 2024, and December 31, 2023, there was $21 and $23 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the six months ended June 30, 2024, in accordance with the Equity Line, the Company issued 38,741 shares of the Company’s Common Stock with aggregate proceeds to the Company of $55. As of June 30, 2024, there were 3,227,700 shares of Common Stock issued and outstanding.

Warrants

A summary of activity of the warrants during the six months ended June 30, 2024, is as follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	242,633	$44.07	1.10
Granted	-	-	-
Expired	(102,736)	210.00	-
Exercised	-	-	-
Outstanding, June 30, 2024	139,897	$11.25	1.29

The intrinsic value of the warrants as of June 30, 2024, is $0. All of the outstanding warrants are exercisable as of June 30, 2024.

2018 Equity Incentive Plan, as amended

On January 1, 2024, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 478,344 shares of Common Stock.

As of June 30, 2024, the 2018 Plan permits the Company to issue up to an aggregate of 1,529,223 shares of Common Stock of which 766,118 shares are available to be issued.

Options granted during the six months ended June 30, 2024

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

The following is a summary of stock option activity during the six months ended June 30, 2024:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price(1)	(years)

Outstanding, December 31, 2023	519,105	$15.97	8.07
Granted	244,000	1.48	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2024	763,105	$1.85	8.23

Exercisable options, June 30, 2024	9,809	$22.37	6.92

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

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

Six months ended
June 30,
2024
Expected term	3.08 - 6.08 years
Expected average volatility	87-110%
Expected dividend yield	-
Risk-free interest rate	4.02-4.44%

During the six months ended June 30, 2024, the Company granted 244,000 options, valued at $299, of which 102,000 options, valued at $128 were for related parties. During the six months ended June 30, 2024, and 2023, the Company recognized stock-based compensation expense of $408 and $579, respectively, of which $285 and $428 was for related parties, respectively, and as of June 30, 2024, $2,134 remains unamortized, of which $939 is for related parties. The intrinsic value of options outstanding as of June 30, 2024, and December 31, 2023, is $0.

NOTE 5– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of June 30, 2024, and December 31, 2023.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the six months ended June 30, 2024, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating lease as of June 30, 2024:

	Six months ended
	June 30,
	2024	2023

Lease cost
Operating lease cost	$16	$21

Other information
Cash paid for operating cash flows from operating leases	$14	$23
Right-of-use assets obtained in exchange for new operating lease liability	$111	$-

Weighted-average remaining lease term — operating leases (year)	3.33	1.17
Weighted-average discount rate — operating leases	7.50%	3.00%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at June 30, 2024, as follows:

Total
Year Ended December 31,
2024	$20
2025	42
2026	43
2027	30
Thereafter	-
135
Less: Imputed interest	(15)
Operating lease liabilities	120

Operating lease liability - current	33
Operating lease liability - non-current	$87

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of June 30, 2024, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent June 30, 2024, the Company received approximately $1.3 million in cash from the UK government from R&D tax credits.

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

We commenced enrolment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and we completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated.  We also received approval from the regulatory authorities to enroll 40 patients to the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 and are planning for up to 14 sites from five countries to participate in the Phase 2a. As of July 2024, 13 clinical sites are open and full enrollment is projected near the end of 2024 or early 2025.

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

Based upon positive pre-clinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate among our library of FABP5 inhibitor compounds, ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the US, UK or EU. We submitted an Investigational New Drug (IND) application for ART26.12 to the US Food and Drug Administration (the “FDA”) on 10th of June 2024 and received a study may proceed notice from the FDA on the 8th of July 2024. We anticipate first-in-human studies to begin in the second half of 2024 depending, in part, on the staff and resource availability at our selected contract research organization, to perform such studies.

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

Presently, we have two US patents, one pending US patent application, six foreign patents (Australia, Brazil, China, Mexico, Japan and Taiwan) and three pending foreign patent applications (Canada, Europe, and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other possible uses such as epilepsy, insomnia, and  Inflammatory Bowel Disease (“IBD”).

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

Product Candidate Pipeline:

Product Candidate	Target Indication(s)	Development Phase	Estimated Global Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Anorexia associated with cancer	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	Chemotherapy Induced Peripheral Neuropathy, Diabetic Neuropathy, Prostate cancer and Breast cancer, pain, dermatologic conditions, and anxiety disorders	Clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion Atopic Dermatitis: $10 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Anxiety, Post-Traumatic Stress Disorder (PTSD), Epilepsy, Inflammatory Bowel Disease (IBD), and other potential indications	Pre-clinical	Anxiety disorders: >$11 billion PTSD: approximately $7 billion IBD: approximately $7 billion

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential lipid signaling of modulators, including modulating the ECS. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid signaling which includes compounds that promote the effectiveness of the ECS. While many of our programs are directed towards improving the lives of people suffering with cancer and cancer treatments, our portfolio may ultimately be used to treat a wide range of diseases and conditions where leveraging the ECS is particularly promising, including pain, inflammation, various neurological diseases, epilepsy, anxiety disorders, and dermatologic conditions.

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

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

	Three months ended
	June 30,
(In thousands)	2024	2023	Change
Operating Expenses
General and administrative	$827	$1,032	$(205)
Research and development	1,685	752	933
Total Operating Expenses	2,512	1,784	728
Loss from Operations	(2,512)	(1,784)	(728)
Other income	79	185	(106)
Net Loss	$(2,433)	$(1,599)	$(834)

Our operating expenses, for the three months ended June 30, 2024, were $2.5 million compared to $1.8 million for the same period in 2023. The increase in operating expenses for the three months ended June 30, 2024, was primarily the result of an increase of research and development expense resulting from tax credits received from the UK Government during the three months ended June 30, 2023 of which a similar credit had not yet been received in the current period, offset by a decrease in general and administrative expense mainly related to a decrease in the service cost of stock-based compensation, a non-cash expense.

Six months ended June 30, 2024, compared to the Six months ended June 30, 2023

	Six months ended
	June 30,
(In thousands)	2024	2023	Change
Operating Expenses
General and administrative	$1,909	$2,089	$(180)
Research and development	3,192	1,987	1,205
Total Operating Expenses	5,101	4,076	1,025
Loss from Operations	(5,101)	(4,076)	(1,025)
Other income (expense)	185	309	(124)
Net Loss	$(4,916)	$(3,767)	$(1,149)

Our operating expenses, for the six months ended June 30, 2024, were $5.1 million compared to $4.1 million for the same period in 2023. The increase in operating expenses for the six months ended June 30, 2024, was primarily the result of an increase of research and development expense resulting from tax credits received from the UK Government during the six months ended June 30, 2023 of which a similar credit had not yet been received in the current period, offset by a decrease in general and administrative expense mainly related to a decrease in the service cost of stock-based compensation, a non-cash expense.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $4.9 million for the six months ended June 30, 2024. In November 2021, we completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of our Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of our Common Stock. As of June 30, 2024, in accordance with the Equity Line, we issued 372,012 shares of our Common Stock with aggregate proceeds of $622, of which 38,741 shares were issued for proceeds of $55 during the six months ended June 30, 2024.

In July 2023, we filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75.0 million in aggregate value of our Common Stock, preferred stock, debt securities, warrants and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if the public float of the Company is less than $75,000. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate.

As of June 30, 2024, we had cash, cash equivalents, and investments of $5.6 million.

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

Our existing cash resources are expected to provide sufficient funds to carry out our planned operations into the fourth quarter of 2025. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our development plans; the scope and timing of our investment in our sales, marketing, and distribution capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business strategy; changes we may make in our research and development spending plans; our need to implement additional infrastructure and internal systems; the impact of the conflicts in Eastern Europe, the Middle East and in other countries; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

Until such time as we can generate significant revenue, if ever, we will continue to require substantial additional capital to fund operations for the foreseeable future. We intend to obtain such capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. We may also seek additional financing opportunistically. We may be unable to raise additional funds on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and, recent and any potential future financial institution failures, the conflicts in Eastern Europe, the Middle East and in other countries, and otherwise. Our failure to raise additional capital, if needed, would have a negative impact on our financial condition and our ability to execute our business plan.

Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on sales and marketing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt or additional equity financings that we complete may contain terms that are not favorable to us or our stockholders.

Working Capital

	June 30,	December 31,
(In thousands)	2024	2023	Change
Current Assets	$6,168	$10,980	$(4,812)
Current Liabilities	940	1,291	(351)
Working Capital	$5,228	$9,689	$(4,461)

Our total current assets as of June 30, 2024, were $6.2 million as compared to total current assets of $11.0 million as of December 31, 2023. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of June 30, 2024, were $0.9 million as compared to total current liabilities of $1.3 million as of December 31, 2023.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
	June 30,
(In thousands)	2024	2023	Change
Cash Flows used in operating activities	$(5,005)	$(3,809)	$(1,196)
Cash Flows provided by investing activities	3,019	2,598	421
Cash Flows used in financing activities	55	-	55
Effect of exchange rate changes on cash	(3)	42	(45)
Net change in cash and cash equivalent during period	$(1,934)	$(1,169)	$(765)

Cash Flows from Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $5.0 million compared to $3.8 million during the six months ended June 30, 2023. Cash used in operating activities during the six months ended June 30, 2024, was attributed to a net loss of $4.9 million and a non-cash gain of $0.2 million associated with our trading of marketable securities and decreases in operating assets and liabilities of $0.3 million offset by stock-based compensation of $0.4 million. Cash used in operating activities during the six months ended June 30, 2023, of $3.8 million was attributed to a net loss of $3.8 million, decreases in operating assets and liabilities of $0.3 million and a non-cash adjustment for a non-cash gain of $0.3 million associated with our trading marketable securities, offset by stock-based compensation of $0.6 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $3.0 million compared to $2.6 million during the six months ended June 30, 2023. Cash flows provided by investing activities of $3.0 million was the result of $3.5 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities. During the six months ended June 30, 2023, cash flows provided by investing activities of $2.6 million was the result of $9.2 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $8.2 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.1 million. During the six months ended June 30, 2023, cash provided by financing activities was $0.0 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Since our inception, the Company has used substantial amounts of cash to fund our research and operations and expect our expenses to increase substantially in the foreseeable future as developing our product candidates and conducting and completing clinical trials will require substantial amounts of capital. The Company will also require a significant additional amount of capital to commercialize any products that may be approved in the future

The Company will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. The Company may raise additional funds through public or private equity offerings, debt financings, strategic partnerships or alliances, receivables or royalty financings or corporate collaboration and licensing arrangements. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional capital by issuing equity securities or convertible debt, your ownership may be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any future debt financing into which the Company enters may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. Debt financings may also be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If the Company were to default on such indebtedness, the Company could lose such assets and intellectual property. If the Company raises additional funds through strategic partnerships and alliances and licensing arrangements with third parties, the Company may have to relinquish valuable rights to our product candidates. In addition, if the Company raises additional funds through corporate collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to products or product candidates or grant licenses on terms that are not favorable to us. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

Changes in regulatory requirements and guidance may occur, and the Company may need to amend clinical trial protocols or our development plan to reflect these changes. Amendments may require resubmitting clinical trial protocols to the FDA or other similar authorities in other jurisdictions and institutional review boards (“IRBs”) for re-examination, which may impact the costs, timing or successful completion of our clinical trials. If the Company experiences delays in completion of, or if the Company terminates any planned clinical trials, the commercial prospects for product candidates may be harmed, and the ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of product candidates. Further, changes in regulatory requirements and policies can impact our clinical trials, including due to public health concerns, such as the COVID-19 pandemic. For example, stresses on healthcare systems and our clinical trial sites may have a material impact on our ability to recruit participants for our clinical trials and the Company may not be able to commence or complete our clinical trials as currently planned. The Company may also be required to significantly modify our study protocol, policies and procedures in order to address or accommodate patients and study site needs. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Our ability to successfully commercialize our products may depend on how the US and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability. For example, in August 2022, Congress passed the Inflation Reduction Act (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future litigation in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA and additional government constraints on drug pricing could reduce valuation of companies and decrease funding in new drug development, which can have a material impact on our business.  In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, restrictions on certain product access and marketing cost disclosure and transparency measures. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Artelo Biosciences, Inc.
(Registrant)

Dated: August 13, 2024	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

