Form 10-Q
period 2024-09-30
ARTELO BIOSCIENCES, INC.
filed 2024-11-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

The Registrant had 3,227,700 shares of common stock issued and outstanding as of November 11, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$4,357	$2,815
Trading marketable securities	500	7,611
Prepaid expenses and other current assets	129	554
Total Current Assets	4,986	10,980
Operating lease right-of-use assets	108	21
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$7,136	$13,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$627	$1,238
Due to related parties	36	30
Operating lease liabilities - current portion	34	23
Total Current Liabilities	697	1,291

Operating lease liabilities	78	-
TOTAL LIABILITIES	775	1,291

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized, as of September 30, 2024 and December 31, 2023
3,227,700 and 3,188,959 shares issued and outstanding, as of September 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	52,934	52,262
Accumulated deficit	(46,358)	(40,310)
Accumulated other comprehensive loss	(218)	(203)
TOTAL STOCKHOLDERS' EQUITY	6,361	11,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,136	$13,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative	$870	$1,029	$2,779	$3,118
Research and development	325	1,585	3,517	3,572
Total Operating Expenses	1,195	2,614	6,296	6,690

Loss from Operations	(1,195)	(2,614)	(6,296)	(6,690)

OTHER INCOME

Net change in fair value of trading marketable securities	63	165	248	474
Total other income	63	165	248	474

Provision for income taxes	-	-	-	-

NET LOSS	$(1,132)	$(2,449)	$(6,048)	$(6,216)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	(15)	2	(15)	55
Total Other Comprehensive Income (Loss)	(15)	2	(15)	55

TOTAL COMPREHENSIVE LOSS	$(1,147)	$(2,447)	$(6,063)	$(6,161)

Basic and Diluted Loss per Common Share	$(0.35)	$(0.83)	$(1.88)	$(2.15)

Basic and Diluted Weighted Average Common Shares Outstanding	3,228	2,949	3,213	2,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	3,189	$3	$52,262	$(40,310)	$(203)	$11,752

Common shares issued for cash	39	-	55	-	-	55
Stock based compensation	-	-	213	-	-	213
Net loss for the period	-	-	-	(2,483)	-	(2,483)
Balance, March 31, 2024	3,228	$3	$52,530	$(42,793)	$(203)	$9,537

Stock based compensation	-	-	195	-	-	195
Net loss for the period	-	-	-	(2,433)	-	(2,433)
Balance, June 30, 2024	3,228	$3	$52,725	$(45,226)	$(203)	$7,299

Stock based compensation	-	-	209	-	-	209
Net loss for the period	-	-	-	(1,132)	-	(1,132)
Other comprehensive loss	-	-	-	-	(15)	(15)
Balance, September 30, 2024	3,228	$3	$52,934	$(46,358)	$(218)	$6,361
			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Stock based compensation	-	-	354	-	-	354
Net loss for the period	-	-	-	(2,168)	-	(2,168)
Other comprehensive income	-	-	-	-	49	49
Balance, March 31, 2023	2,856	$3	$51,029	$(33,189)	$(205)	$17,638

Stock based compensation	-	-	225	-	-	225
Net loss for the period	-	-	-	(1,599)	-	(1,599)
Other comprehensive income	-	-	-	-	4	4
Balance, June 30, 2023	2,856	$3	$51,254	$(34,788)	$(201)	$16,268

Issuance of common shares	306	-	535	-	-	535
Stock based compensation	-	-	222	-	-	222
Net loss for the period	-	-	-	(2,449)	-	(2,449)
Other comprehensive income	-	-	-	-	2	2
Balance, September 30, 2023	3,162	$3	$52,011	$(37,237)	$(199)	$14,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,048)	$(6,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	617	801
Net change in fair value of trading marketable securities	(248)	(474)
Non-cash lease expense	24	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	518	357
Accounts payable and accrued liabilities	(629)	(72)
Accounts payable - related parties	5	(5)
Fixed cash payments related to operating leases	(22)	(32)
Net cash used in operating activities	(5,783)	(5,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(481)	(12,736)
Proceeds from disposition of marketable securities	7,750	11,990
Proceeds from disposition of available-for-sale securities	-	1,512
Net cash provided by investing activities	7,269	766

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	55	535
Net cash provided by financing activities	55	535

Effect of exchange rate changes on cash	1	61

Net change in cash and cash equivalents	1,542	(4,249)
Cash and cash equivalents - beginning of period	2,815	6,888
Cash and cash equivalents - end of period	$4,357	$2,639

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$111	$-

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

Liquidity

The Company has incurred losses since inception and incurred a net loss of $6,048 during the nine months ended September 30, 2024. However, in November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of September 30, 2024, in accordance with the Equity Line, the Company issued 372,012 shares of the Company’s Common Stock with aggregate proceeds to the Company of $622, of which 38,741 shares were issued for proceeds to the Company of $55 during the nine months ended September 30, 2024.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed with the SEC on March 25, 2024.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $1,349 and $1,206 during the nine months ended September 30, 2024, and 2023.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,357 and $2,815 in cash and cash equivalents at September 30, 2024, and December 31, 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the FDIC insurance as of September 30, 2024, was approximately $3,857. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $500 and $7,611 as of September 30, 2024, and December 31, 2023, respectively.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at September 30, 2024, and December 31, 2023.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of September 30, 2024, and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$500	$-	$500
	$-	$500	$-	$500

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$4,654	$-	$4,654
Asset-backed securities	-	974	-	974
Corporate debt	-	1,482	-	1,482
US Government	-	501	-	501
	$-	$7,611	$-	$7,611

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

For the nine months ended September 30, 2024, and 2023, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,	September 30,
	2024	2023
Stock options	763,105	519,105
Warrants	139,897	253,319
	903,002	772,424

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024, and 2023, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $7 and $9, respectively. As of September 30, 2024, and December 31, 2023, there was $1 and $2, outstanding, respectively.

During the nine months ended September 30, 2024, and 2023, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $87 and $105, respectively. As of September 30, 2024, and December 31, 2023, there was $15 and $5 outstanding, respectively.

During the nine months ended September 30, 2024, and 2023, a company controlled by a director of a subsidiary of the Company provided professional services totaling $58 and $58, respectively. As of September 30, 2024, and December 31, 2023, there was $21 and $23 outstanding, respectively.

NOTE 4 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of September 30, 2024, and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the nine months ended September 30, 2024 and 2023, in accordance with the Equity Line, the Company issued 38,741 and 306,666, shares of the Company’s Common Stock with aggregate proceeds to the Company of $55 and $535, respectively. As of September 30, 2024, and December 31, 2023, there were 3,227,700 and 3,188,959 shares of Common Stock issued and outstanding, respectively.

Warrants

A summary of activity of the warrants during the nine months ended September 30, 2024, is as follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	242,633	$44.07	1.10
Granted	-	-	-
Expired	(102,736)	66.29	-
Exercised	-	-	-
Outstanding, September 30, 2024	139,897	$11.25	1.04

The intrinsic value of the warrants as of September 30, 2024, is $0. All of the outstanding warrants are exercisable as of September 30, 2024.

2018 Equity Incentive Plan, as amended

On January 1, 2024, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 478,344 shares of Common Stock.

As of September 30, 2024, the 2018 Plan permits the Company to issue up to an aggregate of 1,529,223 shares of Common Stock of which 766,118 shares are available to be issued.

Options granted during the nine months ended September 30, 2024

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

The following is a summary of stock option activity during the nine months ended September 30, 2024:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2023	519,105	$15.97	8.07
Granted	244,000	1.48	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2024	763,105	$1.85	7.98

Exercisable options, September 30, 2024	10,491	$21.53	6.70

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

During the nine months ended September 30, 2024, the Company granted 244,000 options, valued at $299, of which 103,000 options, valued at $129 were for related parties. During the nine months ended September 30, 2024, and 2023, the Company recognized stock-based compensation expense of $617 and $801, respectively, of which $426 and $539 was for related parties, respectively, and as of September 30, 2024, $1,926 remains unamortized, of which $813 is for related parties. The intrinsic value of options outstanding as of September 30, 2024, and December 31, 2023, is $0.

NOTE 5– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of September 30, 2024, and December 31, 2023.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the nine months ended September 30, 2024, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating lease as of September 30, 2024:

	Nine months ended
	September 30
	2024	2023

Lease cost
Operating lease cost	$24	$30

Other information
Cash paid for operating cash flows from operating leases	$22	$32
Right-of-use assets obtained in exchange for new operating lease liability	$111	$-

Weighted-average remaining lease term — operating leases (year)	2.83	0.92
Weighted-average discount rate — operating leases	7.50%	3.00%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at September 30, 2024, as follows:

Total
Year Ended December 31,
2024 (for the 3 months remaining)	$10
2025	42
2026	43
2027	30
Thereafter	-
125
Less: Imputed interest	(13)
Operating lease liabilities	112

Operating lease liability - current	34
Operating lease liability - non-current	$78

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of September 30, 2024, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

General Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in the County of San Diego, California. We are a clinical stage biopharmaceutical company focused on the development and commercialization of therapeutics that target lipid-signaling modulation pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body.

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanisms of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid (CB) agonist that targets both the CB1 and CB2 receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13. We are developing ART27.13 as a potential treatment for cancer-related anorexia in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received US Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 earlier this year and expect to commence Phase 1 clinical trials in Q4 of 2024. In addition, ART26.12 may have broad applications as a cancer therapeutic, in dermatology, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. We are also developing our own invention ART12.11 (the “CBD cocrystal”). ART12.11 is our patented solid-state composition of cannabidiol (“CBD”) and tetramethylpyrazine (“TMP”). TMP serves as the coformer in the CBD cocrystal. ART12.11 may be considered by the regulatory authorities as a fixed drug combination instead of a new chemical entity (“NCE”).

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13 from AstraZeneca. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), US and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrolment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated.  We also received approval from the regulatory authorities to enroll 40 evaluable patients to the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 and expect up to 15 sites across five countries to participate in the Phase 2a. As of October 2024, 14 clinical sites are open and full enrollment is projected near the end of 2024 or early 2025.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5. Licenses to intellectual property and certain know-how was acquired from Stony Brook University (“SBU”). Our lead FABP5 inhibitor program is designated ART26.12. To date, SBU has received approximately $8.0 million in funding from the National Institutes of Health to develop FABP5 inhibitor candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at SBU discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for drug development, including cancer. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. We licensed exclusive world-wide rights to these inhibitors from SBU in all fields. Through our sponsored research we have subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have also been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

Based upon positive pre-clinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate among our library of FABP5 inhibitor compounds, ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the US, UK or EU. We submitted an IND application for ART26.12 to the FDA on 10th of June 2024 and received a study may proceed notice from the FDA on the 8th of July 2024. We anticipate first-in-human studies to begin in Q4 of 2024 depending, in part, on the staff and resource availability at our selected contract research organization, to perform such studies.

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

Presently, we have two US patents, one pending US patent application, six foreign patents (Australia, Brazil, China, Mexico, Japan and Taiwan) and three pending foreign patent applications (Canada, Europe, and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other possible uses such as epilepsy, and insomnia.

We are developing our product candidates in accordance with traditional regulated drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a country’s regulatory authority, such as the FDA. Our management team has experience developing, commercializing, and partnering ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we plan to retain rights to internally develop and commercialize products; however, we may seek collaborations with partners in the biopharmaceutical industry when a partnering strategy serves to maximize value for our stockholders.

Product Candidate Pipeline:

Product Candidate	Target Indication(s)	Development Phase	Estimated Global Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Cancer-related anorexia	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	CIPN, Prostate cancer and Breast cancer, pain, dermatologic conditions, and anxiety disorders	Clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion Psoriasis: $ 12 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Anxiety, Depression, PTSD, and other potential indications	Pre-clinical	Anxiety disorders: >$11 billion PTSD: approximately $7 billion

Background

Emerging science suggests that modulating lipid-signaling pathways can unlock novel therapeutic strategies for diseases and medical conditions for which there are no or limited options.  Our Company is at the forefront of advancing the application of lipid-modulating therapeutics. Lipids are critical to certain cell signaling pathways. Lipid-signaling modulation is the alteration of the signaling of lipid molecules to change biological activity or function within cellular communication pathways. Lipids contain various fatty acids as their building blocks and are the key components of lipid activity. Fatty Acid Binding Proteins (FABPs) facilitate lipid-signaling by binding to fatty acids which control various cellular functions. FABPs are essential mediators of normal cell signaling processes and under certain conditions can be associated with dysfunctional signaling. Inhibition of specific FABPs may correct abnormal lipid-signaling or improve the function of the ECS, which holds promise as new treatment modalities.

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential of lipid signaling modulation, including within the ECS. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid-signaling which includes compounds that promote the effectiveness of the ECS. While many of our programs are directed towards improving the lives of people suffering with cancer and cancer treatments, our portfolio may ultimately be used to treat a wide range of diseases and conditions where lipid-signaling modulation is particularly promising, including pain, inflammation, various neurological diseases, epilepsy, anxiety disorders, and dermatologic conditions.

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

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

	Three months ended
	September 30,
(In thousands)	2024	2023	Change
Operating Expenses
General and administrative	$870	$1,029	$(159)
Research and development	325	1,585	(1,260)
Total Operating Expenses	1,195	2,614	(1,419)
Loss from Operations	(1,195)	(2,614)	1,419
Other income	63	165	(102)
Net Loss	$(1,132)	$(2,449)	$1,317

Our operating expenses, for the three months ended September 30, 2024, were $1.2 million compared to $2.6 million for the same period in 2023. The decrease in operating expenses for the three months ended September 30, 2024, was primarily the result of a reduction of research and development expense resulting from tax credits of approximately $1.3 million received from the UK Government during the three months ended September 30, 2024 of which the equivalent in the prior year was received in the second quarter, as well as a decrease in general and administrative expense mainly related to a decrease in the service cost of stock-based compensation, a non-cash expense.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

	Nine months ended
	September 30,
(In thousands)	2024	2023	Change
Operating Expenses
General and administrative	$2,779	$3,118	$(339)
Research and development	3,517	3,572	(55)
Total Operating Expenses	6,296	6,690	(394)
Loss from Operations	(6,296)	(6,690)	394
Other income	248	474	(226)
Net Loss	$(6,048)	$(6,216)	$168

Our operating expenses, for the nine months ended September 30, 2024, were $6.3 million compared to $6.7 million for the same period in 2023. The decrease in operating expenses for the nine months ended September 30, 2024, was primarily the result of an increase of research and development expense tax credits received from the UK Government of approximately $1.3 million compared to $1.2 million during the prior year as well as a decrease in general and administrative expense mainly related to a decrease in the service cost of stock-based compensation, a non-cash expense.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $6.0 million for the nine months ended September 30, 2024. In November 2021, we completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of our Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of our Common Stock. As of September 30, 2024, in accordance with the Equity Line, we issued 372,012 shares of our Common Stock with aggregate proceeds of $622, of which 38,741 shares were issued for proceeds of $55 during the nine months ended September 30, 2024.

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

As of September 30, 2024, we had cash, cash equivalents, and investments of $4.9 million.

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

Working Capital

	September 30,	December 31,
(In thousands)	2024	2023	Change
Current Assets	$4,986	$10,980	$(5,994)
Current Liabilities	697	1,291	(594)
Working Capital	$4,289	$9,689	$(5,400)

Our total current assets as of September 30, 2024, were $5.0 million as compared to total current assets of $11.0 million as of December 31, 2023. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of September 30, 2024, were $0.7 million as compared to total current liabilities of $1.3 million as of December 31, 2023.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended
	September 30,
(In thousands)	2024	2023	Change
Cash Flows used in operating activities	$(5,783)	$(5,611)	$(172)
Cash Flows provided by investing activities	7,269	766	6,503
Cash Flows provided by financing activities	55	535	(480)
Effect of exchange rate changes on cash	1	61	(60)
Net change in cash and cash equivalent during period	$1,542	$(4,249)	$5,791

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $5.8 million compared to $5.6 million during the nine months ended September 30, 2023. Cash used in operating activities during the nine months ended September 30, 2024, was attributed to a net loss of $6.0 million and a non-cash gain of $0.2 million associated with our trading of marketable securities and decreases in operating assets and liabilities of $0.1 million offset by stock-based compensation of $0.6 million. Cash used in operating activities during the nine months ended September 30, 2023, of $5.6 million was attributed to a net loss of $6.2 million and a non-cash gain of $0.5 million associated with the Company’s trading of marketable securities offset by increases in operating assets and liabilities of $0.3 million and stock-based compensation of $0.8 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was $7.3 million compared to $0.8 million during the nine months ended September 30, 2023. Cash flows provided by investing activities of $7.3 million was the result of $7.8 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities. During the nine months ended September 30, 2023, cash flows provided by investing activities of $0.8 million was the result of $12.0 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $12.7 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.1 million. During the nine months ended September 30, 2023, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.5 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Since our inception, the Company has used substantial amounts of cash to fund our research and operations and expect our expenses to increase substantially in the foreseeable future as developing our product candidates and conducting and completing clinical trials will require substantial amounts of capital. The Company will also require a significant additional amount of capital to commercialize any products that may be approved in the future.

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

Artelo Biosciences, Inc.
(Registrant)

Dated: November 12, 2024	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

