Form 10-K
period 2024-12-31
ARTELO BIOSCIENCES, INC.
filed 2025-03-03
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2024, was $4,289,305 based on a $1.34 average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The Registrant had 3,281,032 shares of common stock issued and outstanding as of February 27, 2025.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans to obtain funding for our operations, including funding necessary to complete our clinical trials, develop, manufacture and commercialize our product candidates;

•	our ability to raise any current or future funding to meet our capital requirements;

•	the expected timing of the initiation and completion of our clinical studies for our product candidates;

•	the size and growth of the markets for our product candidates;

•	our commercialization, marketing, and manufacturing capabilities and strategies;

•	geopolitical tensions, including tariffs and any war, regional conflict, or acts of terror, that can disrupt investment, supply chains and the economy generally;

•	our ability to compete with companies currently producing alternative treatment methods;

•	the cost, timing and outcomes of any potential litigation involving our product candidates;

•	regulatory developments in the U.S. and internationally;

•	the development, regulatory approval, efficacy and commercialization of competing product candidates;

•	our ability to attract and retain key scientific or management personnel;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;

•	potential claims related to our intellectual property;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to maintain compliance with Nasdaq listing requirements;

•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our ability to develop innovative new product candidates; and

•	our financial performance.

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

Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 in July 2024 and has initiated a Phase 1 clinical trial for chemotherapy-induced peripheral neuropathy. In addition, ART26.12 may have broad applications as a cancer therapeutic,as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder.

We are also developing our own invention ART12.11 (the “CBD cocrystal”).ART12.11 is our patented solid-state composition of cannabidiol (“CBD”) and tetramethylpyrazine (“TMP”). TMP serves as the coformer in the CBD cocrystal. ART12.11 may be considered by the regulatory authorities as a fixed drug combination instead of a new chemical entity (“NCE”).

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13 from AstraZeneca. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), U.S. and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated. We also received approval from the regulatory authorities to enroll 40 evaluable patients to the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 and expect up to 15 sites across five countries to participate in the Phase 2a. As of February 2025, 18 clinical sites are open and full enrollment is projected during the first half of 2025.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at Stony Brook University (“SBU”) discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. SBU had received approximately $8.0 million in funding from the National Institutes of Health to develop FABP5 inhibitor candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. We licensed the rights to world-wide intellectual property in all fields and certain know-how to these inhibitors from SBU.

Our lead FABP5 inhibitor program is designated ART26.12. Based upon positive pre-clinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate among our library of FABP5 inhibitor compounds, ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the U.S., UK or EU. We submitted an IND application for ART26.12 to the FDA on 10th of June 2024 and received a study may proceed notice from the FDA on the 8th of July 2024. First-in-human studies for ART26.12 began in Q4 of 2024. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for drug development in oncology. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. Through our sponsored research we have also subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our CBD cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Emerging data demonstrates potential advantages of this single crystal structure, including improved stability, solubility, and a more consistent absorption profile. We believe these features have contributed to a more consistent and improved bioavailability profile and may ultimately lead to improved safety and efficacy in human therapeutics, as already demonstrated in animal studies.

Presently, we have two U.S. patents, one pending U.S. patent application, six foreign patents (Australia, Brazil, China, Mexico, Japan and Taiwan) and three pending foreign patent applications (Canada, Europe, and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other possible uses such as epilepsy and insomnia.

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

Product Candidate Pipeline:

Product Candidate	Target Indication(s)	Development Phase	Estimated Global Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Cancer-related anorexia	Clinical	Cancer anorexia cachexia syndrome: >$2 billion
ART26.12 – FABP5 inhibitor	CIPN, prostate cancer and breast cancer, pain, dermatologic conditions, and anxiety disorders	Clinical	CIPN: >$1 billion Prostate cancer: approximately $9 billion Breast cancer: approximately $18 billion Psoriasis: $12 billion PTSD: approximately $7 billion
ART12.11 – Synthetic CBD Cocrystal	Anxiety, depression, PTSD, and other potential indications	Pre-clinical	Anxiety disorders: >$11 billion PTSD: approximately $7 billion

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

Business Strategy

Our objective is to develop and commercialize ethical pharmaceutical products that provide physicians access to the therapeutic potential of lipid signaling modulation, including within the ECS. We intend to pursue technologies and compounds that offer promising therapeutic approaches to known and validated signaling pathways, specifically lipid-signaling which includes compounds that promote the effectiveness of the ECS. While several of our programs are directed towards improving the lives of people suffering with cancer and cancer treatments, our portfolio may ultimately be used to treat a wide range of diseases and conditions where lipid-signaling modulation is particularly promising, including pain, inflammation, various neurological diseases, epilepsy, anxiety disorders, and dermatologic conditions.

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
ART27.13 – Synthetic GPCR CB1 and CB2 Receptor Agonist

Two (2) issued patents (U.S.) including composition of matter, terms of 11/3/25 and 5/31/28, eighteen (18) issued foreign patents, and one (1) Artelo-owned composition application with eighteen (18) pending National Phase filings, two (2) pending applications (PCT and Taiwan) with composition claims, and one (1) pending provisional application in the U.S. for the treatment of eye-disorders, including glaucoma.

Worldwide exclusive license
ART26.12 – FABP5 inhibitor and FABP5 inhibitors platform

Six (6) patents issued (U.S.) and nine (9) issued foreign patents. Covers the target, composition of matter, and utility claims. In addition, there are twenty-seven (27) pending applications related to the ART26.12 program and related chemistries.

Worldwide exclusive license
ART12.11 – Synthetic CBD Cocrystal

Issued one (1) composition of matter patent (U.S.) and one (1) methods of use patent (U.S.). Both with a term through 12/10/38. Issued four (4) foreign patents and eight (8) pending applications (US & Intl).

N/A (wholly owned by Artelo)

The NEOMED Relationship

On December 20, 2017, the Company entered into an agreement with NEOMED (the “NEOMED Agreement”), which provided the Company with up to twelve months from the date of receipt by the Company of the required materials to conduct certain non-clinical research studies, diligence and technical analyses with NEOMED’s proprietary therapeutic compound NEO1940, now known as ART27.13 (the “Compound”) and an option (the “NEOMED Option”) for an exclusive worldwide license to develop and commercialize products comprising or containing the Compound. The NEOMED Agreement has an effective date of January 2, 2018 (the “NEOMED Effective Date”). On the NEOMED Effective Date, the Company issued 15,000 shares of its common stock (on a pre-reverse stock split basis) to NEOMED. Pursuant to the terms of the NEOMED Agreement, within 30 days after the NEOMED Effective Date, NEOMED, without additional consideration and at its sole cost, delivered to the Company certain technology transfer materials and the quantity of the Compound substance specified in a research plan, both as set out under the NEOMED Agreement.

On January 4, 2019, the Company entered into the First Amendment to Material and Data Transfer, Option and License Agreement (the “First Amendment to NEOMED Agreement”), pursuant to which the Company agreed to issue NEOMED shares of our common stock as consideration for the waiver by NEOMED of the cash payment of $100,000 that was due to NEOMED on October 1, 2018. The Company issued 61,297 shares of common stock (on a pre-reverse stock split basis) to NEOMED in connection with the Company’s exercise of the NEOMED Option. The Company also issued 11,363 shares of common stock (on a pre-reverse stock split basis) to NEOMED pursuant to the terms of the First Amendment to NEOMED Agreement. Pursuant to the NEOMED Agreement, in July 2019, the Company completed a payment of $1,500,000 to NEOMED for the exercise of the NEOMED Option. Upon exercise of the NEOMED Option, NEOMED provided the Company with an exclusive worldwide license under all of NEOMED’s intellectual property rights covering the Compound (“Licensed IP Rights”) to research, develop, make, have made, use, offer for sale, sell, have sold and import products containing the Compound and otherwise exploit the Licensed IP Rights worldwide, in all fields.

In connection with the NEOMED Agreement, additional potential payments of up to $200.0 million  will be due upon the achievement of certain regulatory, commercial, and sales milestones. Additionally, we will pay mid-to high-single digit royalties on annual net sales of any product successfully developed.

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

The Stony Brook University Relationship

On January 18, 2018, we entered into a license agreement (the “Stony Brook Agreement”) with the Research Foundation at Stony Brook University (the “Foundation”) which became effective on that same date (the “SBU Effective Date”). The Stony Brook Agreement provides us with an exclusive license under certain licensed patents of the Foundation  to develop, make, manufacture, have made, use, sell, have sold, import, export, and offer for sale Patent Product(s) (as defined in the Stony Brook Agreement) and Other Product(s) (as defined in the Stony Brook Agreement) worldwide in all fields, including without limitation the field of human therapeutics. .

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

We will also be required to make payments for the following milestones:

Milestone	Milestone Payment ($US)
Initiation of a Phase 2 Clinical Trial for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter (as defined in the Stony Brook Agreement)	$150,000
Initiation of a Phase 3 clinical trial for the first indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$250,000
Upon First Commercial Sale based upon FDA or European Medicines Agency (“EMA”) regulatory approval for the first Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,500,000
Receiving FDA or EMA approval for the second and each subsequent Indication of each active pharmaceutical ingredient that results from the grant of rights in Section 2 to Licensed Subject Matter	$1,000,000
First time annual Net Sales (as defined in the Stony Brook Agreement) greater than $100,000,000	$1,000,000
First time annual Net Sales greater than $500,000,000	$5,000,000

The term of the Stony Brook Agreement commenced on the SBU Effective Date and will continue until the Stony Brook Agreement is terminated in accordance with its terms.

Research & Development

We intend to combine innovative science and accelerated clinical development to create and develop novel therapies using small molecule drug development strategies targeting lipid signaling pathways and the ECS. Our current research and development efforts have been limited to investigative work surrounding lipid signaling, including creating and developing novel and synthetic formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with the Stony Brook University, New York, University of Western Ontario, Canada, Trinity College Dublin, Ireland and with various clinical research organizations (“CROs”) in the U.S., China, Spain, and UK.

Scientific Approach

We intend to create, acquire, and develop a broad spectrum of therapeutics, each of which has the potential to modulate lipid signaling for human health. The principal scientific platforms of our strategy are as follows:

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

•	Novel Compounds. We also plan to acquire rights to intellectual property for research and clinical stage assets developed within the pharmaceutical industry and leading research institutions for synthetic small molecules, new chemical entities or alternatives to plant-based cannabinoids. Our efforts to secure rights to synthetic novel compounds led us to the NEOMED Agreement with NEOMED for the Compound, ART27.13.

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

•

ART12.11 – Our novel solid-state CBD composition co-formed with tetramethylpyrazine (“TMP”) is targeted for development in anxiety disorders and rare/orphan diseases. The anxiety strategy became a priority based upon results comparing ART12.11 to CBD in a stress-induced model of anxiety, where ART12.11 showed a treatment effect in all nine evaluations and CBD alone failed all tests. Our rare/orphan disease strategy is supported by commercial approval and sales of another company’s product containing CBD. In addition, we have data demonstrating a similar pharmacokinetic profile to CBD formulated as a liquid with sesame seed oil, despite ART12.11’s formulation being unoptimized and currently under development for administration as an oral solid.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA permits patent term restoration of up to five years as compensation for a patent term lost during product development and FDA regulatory review process to the first applicant to obtain approval of an NDA for a new chemical entity in the United States. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the government will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

The IRA became law in August 2022. The IRA includes new provisions related to health care, and prescription drug pricing in particular, which is expected to have far-reaching, long-term, and adverse effects on the pharmaceutical and biotech industry and its stakeholders. The prescription drug pricing provisions have already altered and terminated some pharmaceutical drug research and development strategies and going forward may impact patent litigation and market entry opportunities for competitor drugs.

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

The small-molecule drug development pipeline has been impacted as many large and small pharmaceutical and biotech companies have already shifted their strategies to accommodate slightly more favorable treatment of biologics. Under the IRA, biologics are afforded more time on the market before becoming eligible for price-reduction negotiations. Specifically, compared to a small-molecules, biologics now have an extra four years to recoup investments before being subjected to CMS-negotiated MFP. Consequently, investors may view biotech more favorably than small-molecule drug innovation.

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

Employees and Human Capital

As of December 31, 2024, we had six (6) employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also engage multiple contractors, consultants and advisors who provide services on a part-time basis. Our employees, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We currently have no material retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employees, consultants, and contractors to be satisfactory.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our Common Stock would likely decline. The Company has organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

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

RISKS RELATED TO OUR BUSINESS AND PRODUCT CANDIDATES

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of December 31, 2024, we had approximately $2.3 million in cash and cash equivalents and restricted cash, and working capital of $785 thousand, and we have incurred and expect to continue to incur significant costs in pursuit of our drug candidates. For the year ended December 31, 2024, we recorded a net loss of approximately $9.8 million and used cash in operations of approximately $8.4 million. Our financial statements for the year ended December 31, 2024 have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated substantial product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates. We expect to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

These conditions raise substantial doubt about our ability to continue as a going concern. The Company has evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to its ability to meet its obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While it is very difficult to estimate the Company’s future liquidity requirements, the Company believes if it is unable to obtain additional financing, existing cash resources will not be sufficient to enable it to fund the anticipated level of operations through one year from the date the accompanying financial statements are issued. There can be no assurances that the Company will be able to secure additional financing on acceptable terms. In the event the Company does not secure additional financing, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

The Company will need to raise additional financing to support our business objectives. The Company cannot be sure the Company will be able to obtain additional financing on terms favorable to us when needed, or at all. If the Company is unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Since our inception, the Company has used substantial amounts of cash to fund our research and operations and we expect our expenses to increase substantially in the foreseeable future as developing our product candidates and conducting and completing clinical trials will require substantial amounts of capital. The Company will also require a significant additional amount of capital to commercialize any products that may be approved in the future.

The Company will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. The Company may raise additional funds through public or private equity offerings, debt financings, strategic partnerships or alliances, receivables or royalty financings or corporate collaboration and licensing arrangements. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional capital by issuing equity securities or convertible debt, your ownership may be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any future debt financing into which the Company enters may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. Debt financings may also be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If the Company were to default on such indebtedness, the Company could lose such assets and intellectual property. If the Company raises additional funds through strategic partnerships and alliances and licensing arrangements with third parties, the Company may have to relinquish valuable rights to our product candidates. In addition, if the Company raises additional funds through corporate collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to products or product candidates or grant licenses on terms that are not favorable to us. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

•	the costs related to initiation, progress, timing, and results of preclinical studies and clinical trials for our product candidates;

•	any change in the clinical development plans for these product candidates;

•	the number and characteristics of product candidates that the Company develops or acquires;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;

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

The Company is currently receiving Research and Development (“R&D”) tax credits from the UK in connection with its activities in the UK. The value of these will likely decrease and there is an increased risk payments may be significantly delayed.

The UK government grants R&D tax credits to companies conducting preclinical research and clinical trials in the UK, as the Company is currently doing. The credits are paid in cash to loss making companies, which effectively reduces the costs, and the cash the Company uses, for our current trials. The value of R&D tax credits has decreased for all companies due to legislative changes affecting expenditure incurred after 1st April 2023. As a result of this and because of the increase in R&D activities in the USA the company will likely no longer meet the definition of a “R&D intensive” company in the UK and will therefore only be eligible for payable credits at the lower rate of 10%. Furthermore, increased compliance activity by the UK tax authorities over the last year has resulted in a significantly higher number of claims being selected for enquiry. In the event of an inquiry the payment of the R&D credit would be delayed by 6 – 12 months.

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

One of the key elements of our business strategy is to license technologies or compounds from companies and/or research institutions. The Company may not be able to identify technologies or compounds that are commercially viable, or that are available for licensure under acceptable terms. If the Company is able to identify suitable technologies or compounds, the Company may be unable to successfully negotiate a license or maintain the licensing and collaboration arrangements necessary to develop and commercialize any product candidates. The Company may be unable to compete for licenses to available technologies and compounds with companies that are more established than us and have greater financial resources than us. Even if the Company is successful in licensing programs, the Company may not be able to satisfy development requirements should the Company be unable to raise additional funding.

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

The Company does not have any therapeutic products that are approved for commercial sale. Our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

The Company currently does not have any therapeutic products that are approved for commercial sale. The Company has not received and does not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates, if approved in the future. To obtain revenues from sales of our product candidates that are significant or large enough to achieve profitability, the Company must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including:

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

The Company expects our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Upon the approval of any of our product candidates, the Company will need to transition from a company with a research and development focus to a company capable of undertaking commercial activities. The Company may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

The Company may experience delays in providing sufficient product for future testing of our candidates due to prior and any future supply chain limitations caused by COVID-19 or other pandemics.

Due to prior and any future supply chain disruptions caused by COVID-19 or other pandemics, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our drug candidates as the Company progresses through our regulatory testing and/or approval. Should this happen, the Company may not be able to provide sufficient quantities of our drug candidates to complete our testing as currently planned which could delay our ability to bring an approved drug to market. Such a delay may cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product approval and financials.

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

The Company does not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on clinical trial design, to commence a clinical trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	obtain and maintain IRB approval at each clinical trial site;

•	identify, recruit, and enroll suitable patients to participate in a clinical trial;

•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;

•	ensure clinical investigators observe clinical trial protocol or continue to participate in a clinical trial;

•	address any patient safety concerns that arise during the course of a clinical trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	timely manufacture sufficient quantities of a product candidate for use in clinical trials; or

•	raise sufficient capital to fund a clinical trial.

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

The Company currently does not have sales, marketing or distribution capabilities and does not have experience as a company in commercializing products. If the Company develops internal sales, marketing, and distribution organization, this would require significant capital expenditures, management resources and time, and the Company would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If the Company is unable or decides not to establish internal sales, marketing, and distribution capabilities, the Company expects to pursue collaborative arrangements regarding the sales, marketing, and distribution of our future products. However, the Company may not be able to establish or maintain such collaborative arrangements, or if the Company is able to do so, their sales forces may not be successful in marketing our future products. Any revenue the Company receives would depend upon the efforts of such third parties, which may not be successful. The Company may have little or no control over the sales, marketing, and distribution efforts of such third parties and our revenue from product sales may be lower than if the Company had commercialized our product candidates ourselves. The Company also faces competition in our search for third parties to assist us with the sales, marketing, and distribution efforts of our product candidates, if approved. There can be no assurance that the Company will be able to develop internal sales, marketing distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies the Company may either acquire, license, or develop internally. The Company is currently the licensee of multiple issued patents and pending patent applications and the Company intends to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition, the Company has one U.S. patent, one U.S. patent application, and two foreign patent applications directed to a solid-state CBD composition.

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

Legal fees, filing costs, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents. In order to help ensure that the Company complies with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which the Company is an assignee or co-assignee, the Company employs legal help and related professionals as needed to comply with those requirements. Failure to meet a required fee payment, document production or procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent. In some instances, the defect can be cured through late compliance, but there are situations where the failure to meet the required deadline cannot be cured. Such an occurrence could compromise the intellectual property protection around a preclinical or clinical product candidate and possibly weaken or eliminate our ability to protect our eventual market share for that product candidate.

Our ability to research, develop and commercialize any product candidates is dependent on our ability to acquire, maintain or utilize third party contract research facilities that possess licenses relating to controlled substances and the dispensing of prescription products.

In the United States, the DEA regulates the use of chemicals for medical research and/or commercial development, including the requirement of annual registrations to manufacture or distribute cannabinoid-based pharmaceuticals. The Company does not currently conduct manufacturing or repackaging/relabeling of any product candidates in the United States, however the Company intends to conduct research on its synthetic cannabidiol (“CBD”) cocrystal drug candidate. Cannabinoids, including naturally-occurring cannabinoids, are currently considered Schedule 1 controlled substances under the Controlled Substance Act of 1970 (“CSA”) by the DEA. The Company has received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. Additionally, the Company has obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. The Company plans to obtain the required licenses in the territories regulating the possession and supply of cannabinoids and to utilize third party contractors to conduct research who have the required registrations, however there is no assurance that the Company will be successful in obtaining the required licenses or that the Company will be successful identifying or engaging third party contractors who have the required registrations.

The Company is conducting a significant portion of our research in the United Kingdom, where licenses to cultivate, possess and supply certain cannabinoids for medical research are granted by the Home Office on an annual basis. The Company currently possesses the required licenses to do our research in the United Kingdom. Our research must be conducted within research institutions that also possess required licenses. If the Company is unable to conduct research at institutions that possess required licenses, or if those licenses are not obtained or renewed in the future, the Company may not be in a position to engage in or carry out research and development programs in the United Kingdom. In order to carry out research in countries other than the United States and the United Kingdom, similar licenses to those outlined above may be required to be issued by the relevant authority in each country. In addition, the Company will be required to obtain licenses to export from the U.S. or the UK, and to import into the recipient country. The Company may also conduct a portion of our research in Canada, where the Company is currently collaborating on certain research at the University of Western Ontario, and in Ireland, where the Company currently has multiple research collaborations with Trinity College Dublin.

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

Any product candidates the Company develops may be subject to U.S. controlled substance laws and regulations and similar controls in territories outside the U.S. where the Company is conducting research. Failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Some of our product candidates may contain controlled substances as defined in the federal CSA in the U.S. Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements that are administered and enforced by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the US Pharmaceutical products approved for use in the United States that comprise or contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances presenting the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs by licensed and DEA-registered health care providers is further restricted. For example, they may not be refilled without a new prescription.

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the US Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. The Company has received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. Additionally, the Company has obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of Epidiolex® in the US, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

Clinical trials of lipid-signaling modulators and cannabinoid-based product candidates are novel with very limited or non-existing history; the Company faces a significant risk that the trials will not result in commercially viable products and treatments.

At present, there is only a very limited documented clinical trial history related to lipid-signaling modulators and cannabinoids from which the Company can derive any scientific conclusions or prove that our present assumptions for the current and planned research are scientifically compelling. While the Company is encouraged by the limited results of clinical trials by others, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for initial indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. The Company has received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. Additionally, the Company has obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Before conducting testing in humans in the U.S. of a drug that has not been approved by the FDA, the Company will need to submit an IND application to the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Our ability to successfully commercialize our products may depend on how the U.S. and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability. For example, in August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future litigation in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA and additional government constraints on drug pricing could reduce valuation of companies and decrease funding in new drug development, which can have a material impact on our business. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, restrictions on certain product access and marketing cost disclosure and transparency measures. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

To execute our business plan, the Company will need to add other management, accounting, regulatory, and scientific staff. The Company currently has five employees and utilizes approximately twenty-five consultants and contractors. The Company will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. The Company also intends to add personnel in our research and development and regulatory departments as the Company expands our clinical trial and research capabilities. Moreover, the Company will need to hire additional accounting and other personnel and augment our infrastructure as the Company continues to grow. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

The Company has incurred losses since inception. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, the Company has financed our operations primarily through the sale of equity securities. To date our primary activities have been limited to, and our limited resources have been dedicated to, raising capital, non-clinical and clinical research on our programs, recruiting service providers, negotiating with business partners and licensors of intellectual property, filing patent applications, and complying with public reporting requirements.

The Company has never been profitable and does not expect to be profitable in the foreseeable future. The Company expects our expenses to increase significantly as the Company pursues our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and the Company expects to continue to incur significant expenses and operating losses over the next several years. Our prior and continuing losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. The Company cannot assure that the Company will ever be able to achieve profitability. Even if the Company achieves profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, license additional programs, establish or maintain development efforts, obtain regulatory approvals, or continue operations.

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

Compliance with data privacy and security obligations, including data breach notification laws in the U.S. and other jurisdictions, may necessitate notifying relevant stakeholders about security incidents. Such disclosures come at a significant cost, and failure to comply with these requirements could have adverse consequences. If we (or a third party on whom we rely) encounter a security incident or are perceived to have experienced one, we may face various negative outcomes. These include government enforcement actions (such as investigations, fines, penalties, audits, and inspections), additional reporting obligations, restrictions on processing sensitive information (including personal data), litigation (including class-action claims), financial liabilities to third parties, indemnification responsibilities, negative publicity, reputational damage, diversion of monetary funds, operational disruptions (including data availability), financial losses, and other similar harms. Security incidents and their associated consequences may disrupt our operations significantly and potentially lead to material program disruptions. For instance, the loss of clinical trial or nonclinical study data for our product candidates could cause delays in regulatory approval efforts and substantially increase costs due to the additional time and resources required for data recovery, verification, or potential reproduction.

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

Because our Common Stock and our public warrants (which expired June 17, 2024) have been and are publicly traded, the Company is subject to certain rules and regulations of federal, state, and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from product development activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. The Company does not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable or fair-balanced coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, the Company could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

We engage consultants and auditors in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to affirm that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance

One of the key functions of our Board is the informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function through its audit committee.

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

Prevention: Our cyber security consultants operate a remote monitoring and management system which enables continuous monitoring of IT components, provides IT maintenance, and installs and maintains security and recovery capabilities, including patch management, antivirus, cloud data back up, and mobile device management.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock and Warrants

Our common stock and warrants began trading on the Nasdaq Capital Market on June 21, 2019, under the trading symbols “ARTL” and “ARTLW”, respectively. On June 17, 2024, the warrants expired and were removed from trading.

Holders

As of February 27, 2025, there were approximately 165 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2024.

Issuer Purchases of Equity Securities

None.

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

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanisms of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid (CB) agonist that targets both the CB1 and CB2 receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13. We are developing ART27.13 as a potential treatment for cancer-related anorexia in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 earlier this year and initiated a Phase 1 clinical trial in Q4 of 2024. In addition, ART26.12 may have broad applications as a cancer therapeutic, a dermatologic treatment, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. We are also developing our own invention ART12.11 (the “CBD cocrystal”). ART12.11 is our patented solid-state composition of cannabidiol (“CBD”) and tetramethylpyrazine (“TMP”). TMP serves as the co-former in the CBD cocrystal. ART12.11 may be considered by the regulatory authorities as a fixed drug combination instead of a new chemical entity (“NCE”).

We obtained two of our patent protected product candidates through our in-licensing activities. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 full-receptor agonist, which was originally invented at AstraZeneca plc (“AstraZeneca”). We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13 from AstraZeneca. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), U.S. and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated. We also received approval from the regulatory authorities to enroll 40 evaluable patients to the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023. As of February 2025, 18 clinical sites are open and full enrollment is projected during the first half of 2025.

Our second in-licensed patented program is from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among members of the patent family have made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at Stony Brook University (“SBU”) discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. SBU had received approximately $8.0 million in funding from the National Institutes of Health to develop FABP5 inhibitor candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. Licenses to world-wide intellectual property in all fields and certain know-how to these inhibitors were acquired from SBU.

Our lead FABP5 inhibitor program is designated ART26.12. Based upon positive pre-clinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we have prioritized CIPN as the initial indication for development of our lead product candidate among our library of FABP5 inhibitor compounds, ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the U.S., UK or EU. We submitted an IND application for ART26.12 to the FDA on June 10, 2024, and received a study may proceed notice from the FDA on  July 8, 2024. First-in-human studies for ART26.12 began in Q4 of 2024. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for drug development, including cancer. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. Through our sponsored research we have also subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD. The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our CBD cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Emerging data demonstrates potential advantages of this single crystal structure, including improved stability, solubility, and a more consistent absorption profile. We believe these features have contributed to a more consistent and improved bioavailability profile and may ultimately lead to improved safety and efficacy in human therapeutics, as already demonstrated in animal studies.

Presently, we have two U.S. patents, one pending U.S. patent application, six foreign patents (Australia, Brazil, China, Mexico, Japan and Taiwan) and three pending foreign patent applications (Canada, Europe, and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other possible uses such as epilepsy and insomnia.

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

Results of Operations

Year ended December 31, 2024 compared to the year ended December 31, 2023

	Year ended
	December 31,
(In thousands)	2024	2023	Change
Operating Expenses
General and administrative	$4,115	$4,234	$(119)
Research and development	5,993	5,696	297
Total Operating Expenses	10,108	9,930	178
Loss from Operations	(10,108)	(9,930)	(178)
Other income	282	641	(359)
Net Loss	$(9,826)	$(9,289)	$(537)

Our operating expenses for the year ended December 31, 2024, were $10.1 million compared to $9.9 million for the same period in 2023. The increase in operating expenses for the year ended December 31, 2024, was primarily the result of increased expenditures on the Company’s clinical trials partially offset by an increase of research and development expense tax credits received from the U.K. government of approximately $1.3 million compared to $1.2 million during the prior year. The Company also realized a decrease in general and administrative expenses, mainly related to a decrease in the service cost of stock-based compensation, a non-cash expense.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $9.8 million for the year ended December 31, 2024. In November 2021 we completed an equity offering which generated net proceeds of $18.3 million. Additionally, in May 2022 we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of our Common Stock over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement we have the right, but not the obligation, to sell to the institutional investor and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of our Common Stock. As of December 31, 2024, in accordance with the Equity Line we have issued a total of 425,344 shares of our Common Stock under the purchase agreement with aggregate proceeds of $679, of which 92,073 shares were issued for proceeds of $112 during the year ended December 31, 2024.

In July 2023 we filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75.0 million in aggregate value of our Common Stock, preferred stock, debt securities, warrants and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if the public float of the Company is less than $75,000. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate.

In order to continue operations, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

As of December 31, 2024, we had cash, cash equivalents, and investments of $2.3 million.

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

We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: delays in execution of our product development plans; the scope and timing of our investment in our research and development activities and  capabilities; changes we may make to the business that affect ongoing operating expenses; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes we may make in our business strategy; the scope and timing of our investment in sales, marketing and distribution capabilities; our need to implement additional infrastructure and internal systems; the impact of the conflicts in Eastern Europe, the Middle East and in other countries; and other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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

Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on research and development activities and sales and marketing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt or additional equity financings that we complete may contain terms that are not favorable to us or our stockholders.

Working Capital

	December 31,	December 31,
(In thousands)	2024	2023	Change
Current Assets	$2,557	$10,980	$(8,423)
Current Liabilities	1,772	1,291	481
Working Capital	$785	$9,689	$(8,904)

Our total current assets as of December 31, 2024, were $2.6 million as compared to total current assets of $11.0 million as of December 31, 2023. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of December 31, 2024, were $1.8 million as compared to total current liabilities of $1.3 million as of December 31, 2023.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended
	December 31,
(In thousands)	2024	2023	Change
Cash flows used in operating activities	$(8,350)	$(8,207)	$(143)
Cash flows provided by investing activities	7,769	3,507	4,262
Cash flows provided by financing activities	112	567	(455)
Effect of exchange rate changes on cash	(8)	60	(68)
Net change in cash and cash equivalent during period	$(477)	$(4,073)	$3,596

Cash Flows from Operating Activities

During the year ended December 31, 2024, cash used in operating activities was $8.4 million compared to $8.2 million during the year ended December 31, 2023. Cash used in operating activities during the year ended December 31, 2024, was attributed to a net loss of $9.8 million and a non-cash gain of $0.3 million associated with our trading of marketable securities offset by decreases in operating assets and liabilities of $0.9 million and non-cash stock-based compensation of $0.8 million. Cash used in operating activities during the year ended December 31, 2023, was attributed to a net loss of $9.3 million and a non-cash gain of $0.6 million associated with the Company’s trading of marketable securities offset by increases in operating assets and liabilities of $0.7 million and non-cash stock-based compensation of $1.0 million.

Cash Flows from Investing Activities

During the year ended December 31, 2024, cash provided by investing activities was $7.8 million compared to $3.5 million during the year ended December 31, 2023. Cash flows provided by investing activities of $7.8 million were the result of $8.3 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities. During the year ended December 31, 2023, cash flows provided by investing activities of $3.5 million were the result of $15.7 million received from dispositions of trading marketable securities and $1.5 million received from the maturity of available-for-sale securities, offset by $13.7 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the year ended December 31, 2024, cash flows provided by financing activities were comprised of proceeds from the issuance of common stock of $0.1 million. During the year ended December 31, 2023, cash flows provided by financing activities were comprised of proceeds from the issuance of common stock of $0.6 million.

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

New Accounting Standard Adopted

On January 1, 2024, the Company adopted ASC 820 Fair Value Measurement and Disclosures. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 3, 2025

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$2,338	$2,815
Trading marketable securities	-	7,611
Prepaid expenses and other current assets	219	554
Total Current Assets	2,557	10,980
Operating lease right-of-use assets	99	21
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$4,698	$13,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,679	$1,238
Due to related parties	61	30
Operating lease liabilities - current portion	35	23
Total Current Liabilities	1,772	1,291

Operating lease liabilities	69	-
TOTAL LIABILITIES	1,841	1,291

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of December 31, 2024, and 2023	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized and
3,281,032 and 3,188,959 shares issued and outstanding as of December 31, 2024, and 2023, respectively	3	3
Additional paid-in capital	53,192	52,262
Accumulated deficit	(50,136)	(40,310)
Accumulated other comprehensive loss	(202)	(203)
TOTAL STOCKHOLDERS' EQUITY	2,857	11,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,698	$13,043

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended
	December 31,
	2024	2023

OPERATING EXPENSES
General and administrative	$4,115	$4,234
Research and development	5,993	5,696
Total Operating Expenses	10,108	9,930

Loss from Operations	(10,108)	(9,930)

OTHER INCOME
Net change in fair value of trading marketable securities	282	641
Total other income	282	641

Provision for income taxes	-	-

NET LOSS	$(9,826)	$(9,289)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1	51
Total Other Comprehensive Income	1	51

TOTAL COMPREHENSIVE LOSS	$(9,825)	$(9,238)

Basic and Diluted Loss per Common Share	$(3.05)	$(3.14)

Basic and Diluted Weighted Average Common Shares Outstanding	3,223	2,960

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, December 31, 2022	2,856	$3	$50,675	$(31,021)	$(254)	$19,403

Issuance of common shares	333	-	567	-	-	567
Stock based compensation	-	-	1,020	-	-	1,020
Net loss for the period	-	-	-	(9,289)	-	(9,289)
Other comprehensive income	-	-	-	-	51	51
Balance, December 31, 2023	3,189	$3	$52,262	$(40,310)	$(203)	$11,752

Issuance of common shares	92	-	112	-	-	112
Stock based compensation	-	-	818	-	-	818
Net loss for the period	-	-	-	(9,826)	-	(9,826)
Other comprehensive income	-	-	-	-	1	1
Balance, December 31, 2024	3,281	$3	$53,192	$(50,136)	$(202)	$2,857

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,826)	$(9,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	818	1,020
Net change in fair value of trading marketable securities	(282)	(641)
Non-cash lease expense	33	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	457	430
Accounts payable and accrued liabilities	449	296
Accounts payable - related parties	31	(23)
Fixed cash payments related to operating leases	(30)	(40)
Net cash used in operating activities	(8,350)	(8,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	(481)	(13,685)
Proceeds from disposition of marketable securities	8,250	15,680
Proceeds from disposition of available-for-sale securities	-	1,512
Net cash provided by investing activities	7,769	3,507

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	112	567
Net cash provided by financing activities	112	567

Effect of exchange rate changes on cash	(8)	60

Net change in cash and cash equivalents	(477)	(4,073)
Cash and cash equivalents - beginning of period	2,815	6,888
Cash and cash equivalents - end of period	$2,338	$2,815

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$111	$-

 The accompanying notes are an integral part of these audited consolidated financial statements.

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

The Company registered wholly owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, and in the United Kingdom (“UK”), Trinity Research & Development Limited, on June 2, 2017. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. The Company incorporated a wholly owned subsidiary in Canada, Artelo Biosciences Corporation, on March 18, 2020. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing and commercializing therapeutics that target lipid-signaling pathways, including treatments intended to modulate the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Going concern

The Company has incurred losses since inception and incurred a net loss of $9,826 during the year ended December 31, 2024. In November 2021, the Company completed an equity offering which generated net proceeds of $18,262. Additionally, in May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock. As of December 31, 2024, in accordance with the Equity Line, the Company issued 425,344 shares of the Company’s Common Stock with aggregate proceeds to the Company of $679, of which 92,073 shares were issued for proceeds to the Company of $112 during the year ended December 31, 2024.

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

To continue operations, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including pandemics, extreme weather conditions, increased economic uncertainty, inflation, interest rate fluctuation, tariffs, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis including the Company’s wholly owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation. All intercompany transactions and balances have been eliminated.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $1,349 and $1,206 during the years ended December 31, 2024, and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,338 and $2,815 in cash and cash equivalents at December 31, 2024, and 2023, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of December 31, 2024, was approximately $1,838. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $0 and $7,611 as of December 31, 2024, and 2023, respectively.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at December 31, 2024, and 2023.

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

Financial Instruments

The Company follows ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASC 820"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis in the fair value hierarchy as of December 31, 2024 and 2023:

December 31, 2024
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$-	$-	$-
Asset-backed securities	-	-	-	-
Corporate debt	-	-	-	-
U. S. Government instruments	-	-	-	-
	$-	$-	$-	$-

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable securities – trading securities
Commercial paper	$-	$4,654	$-	$4,654
Asset-backed securities	-	974	-	974
Corporate debt	-	1,482	-	1,482
U. S. Government instruments	-	501	-	501
	$-	$7,611	$-	$7,611

Stock-Based Compensation

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The Company accounts for forfeitures of stock options as they occur.

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

For the years ended December 31, 2024, and 2023, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	December 31,	December 31,
	2024	2023
Stock options	773,605	519,105
Warrants	139,897	242,633
	913,502	761,738

New Accounting Standards Adopted

On January 1, 2024, the Company adopted ASC 820. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There was no impact on the Company’s financial statements as a result of the adoption of the standard.

NOTE 3 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: life science. The life science segment is comprised of the Company’s development and commercialization of therapeutics that target lipid-signaling modulation pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the life science segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the life science segment based on the Company’s net loss as reported on the income statement as consolidated net loss. The Company’s segment assets are reported on the balance sheet as its total consolidated assets.

The Company has not generated any revenue since its inception and expects to continue to incur losses into the foreseeable future as it continues to conduct research and development related activities through all stages of product development and clinical trials and subsequently seek approval from the respective regulatory authorities.

The Company’s CODM utilizes cash forecast models to determine the Company’s investment in the life sciences segment. These models are reviewed regularly to monitor the Company’s operating results and performance and compared to the Company’s cash-based forecasts.

	Year ended
	December 31,
	2024	2023

General and administrative
Employee and director compensation	$1,173	$1,091
Stock-based compensation	501	710
Professional fees	1,133	1,101
Other general and administrative (a)	1,308	1,332
Total general and administrative	$4,115	$4,234
	Year ended
	December 31,
	2024	2023

Research and development
Employee compensation	$1,166	$983
Stock-based compensation	317	310
Professional fees	5,169	4,531
Research and development tax credits (b)	(1,349)	(1,206)
Other research and development (c)	690	1,078
Total research and development	$5,993	$5,696

(a)	Consists of sales and marketing, investor relations, travel and other office expenses.

(b)	Reflects tax credits from United Kingdom government recorded directly as a reduction of research and development expense upon receipt.

(c)	Consists of supplies and other items used in research and development activities.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024, and 2023, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $9 and $12, respectively. As of December 31, 2024, and 2023, there was $1 and $2, outstanding, respectively.

During the years ended December 31, 2024, and 2023, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $100 and $135, respectively. As of December 31, 2024, and 2023, there was $36 and $5 outstanding, respectively.

During the years ended December 31, 2024, and 2023, a company controlled by a director of a subsidiary of the Company provided professional services totaling $78 and $77, respectively. As of December 31, 2024, and 2023, there was $24 and $23 outstanding, respectively.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of December 31, 2024, and 2023, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the years ended December 31, 2024, and 2023, in accordance with the Equity Line, the Company issued 92,073 and 333,271, shares of the Company’s Common Stock with aggregate proceeds to the Company of $112 and $567, respectively. As of December 31, 2024, and 2023, there were 3,281,032 and 3,188,959 shares of Common Stock issued and outstanding, respectively.

Warrants

A summary of activity of the warrants during the years ended December 31, 2024, and 2023, is as follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	270,053	$64.16	2.05
Granted	-	-	-
Expired	(27,420)	198.07	-
Exercised	-	-	-
Outstanding, December 31, 2023	242,633	$44.07	1.10
Granted	-	-	-
Expired	(102,736)	100.48	-
Exercised	-	-	-
Outstanding, December 31, 2024	139,897	$11.25	0.79

The intrinsic value of the warrants as of December 31, 2024, is $0. All of the outstanding warrants are exercisable as of December 31, 2024.

2018 Equity Incentive Plan, as amended

On January 1, 2024, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 478,344 shares of Common Stock.

As of December 31, 2024, the 2018 Plan permits the Company to issue up to an aggregate of 1,529,223 shares of Common Stock of which 755,618 shares are available to be issued.

Options granted during the year ended December 31, 2024

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

On December 20, 2024, the Company granted options to directors to purchase a total of 10,500 shares of the Company’s common stock with an exercise price of $0.9476 and one hundred percent (100%) of the shares subject to the option shall vest on the earlier of (i) the one (1) year anniversary of the vesting commencement date, or (ii) the day prior to the date of the annual meeting of the Issuer's stockholders next following the vesting commencement date. The vesting commencement date is December 20, 2024.

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

On February 2, 2023, the Company granted options to certain employees and consultants to purchase a total of 19,750 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: one hundred percent (100%) of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

On February 2, 2023, the Company granted options to an employee to purchase a total of 746 shares of the Company’s common stock with an exercise price of $3.15 and vesting as follows: 50% of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date, and one twenty-fourth (1/24th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is February 1, 2023.

On June 30, 2023, the Company granted options to certain directors of the Company to purchase a total of 4,002 shares of the Company’s common stock with an exercise price of $1.99, all of which shall vest on the one (1) year anniversary of the vesting commencement date. The vesting commencement date is June 30, 2023.

On August 4, 2023, the Company granted options to certain directors of the Company to purchase a total of 6,498 shares of the Company’s common stock with an exercise price of $2.01, all of which shall vest on the one (1) year anniversary of the vesting commencement date. The vesting commencement date is June 30, 2023.

The following is a summary of stock option activity during the years ended December 31, 2024, and 2023:

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price(1)	Average Remaining life (years)

Outstanding, December 31, 2022	313,109	$24.15	8.41
Granted	205,996	3.03	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2023	519,105	$15.97	8.07
Granted	254,500	1.48	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2024	773,605	$1.84	7.76

Exercisable options, December 31, 2024	11,085	$20.80	6.49

(1)

During February 2024, 488,069 options were repriced to $1.55 and had their vesting schedules modified.  As per Accounting Standards Update 2021-07 Compensation – Stock Compensation (Topic 718) the changes were treated as modifications to the options and the incremental fair value was calculated resulting in $210 in additional expense to amortize over the updated vesting schedule of 1/3rd of the shares subject to the options will vest on the first anniversary and 1/36th of the shares subject to the option will vest each month thereafter.  The amendment date was February 28, 2024.

Valuation

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions:

	Year ended	Year Ended
	December 31,	December 31,
	2024	2023
Expected term	3.08 - 6.08 years	5.50 - 6.25 years
Expected average volatility	87 - 110%	110 - 150%
Expected dividend yield	-	-
Risk-free interest rate	4.02 - 4.44%	3.43 - 4.15%

During the year ended December 31, 2024, the Company granted 254,500 options, valued at $307 of which 113,500 valued at $137 were for related parties. During the year ended December 31, 2023, the Company granted 205,996 options, valued at $586, of which 150,246 valued at $427 were for related parties. During the year ended December 31, 2024, and 2023, the Company recognized stock-based compensation expense of $818 and $1,020, respectively, of which $475 and $890 was for related parties, respectively, and as of December 31, 2024, $1,013 remains unamortized, of which $652 is for related parties. The intrinsic value of options outstanding as of December 31, 2024, and 2023 is $0.

NOTE 6 – INCOME TAXES

The Company has not made provisions for income taxes for the years ended December 31, 2024, and 2023 since the Company has not generated taxable income and has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2024. The Company has incurred an aggregate net operating loss of $27,433; the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2034, subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2024	2023
Net operating loss carryover	$5,678	$5,135
Valuation allowance	(5,678)	(5,135)
Net deferred tax asset	$-	$-

NOTE 7– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of December 31, 2024, and 2023.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the year ended December 31, 2024, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 8 - LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space in the U.S. with Beckman/Lomas LLC, an entity controlled by a close family member of a director. Effective June 1, 2022, the related party divested its interests in the property, and as such, the lease agreement no longer constitutes a related party transaction. On March 6, 2024, the Company entered into an amended agreement with the landlord to extend the lease commencing in September 2024, and effective until August 2027.

On April 19, 2022, the Company entered into a 2nd lease arrangement for office space in the U.K. with an annual rent of $13 (£11) with the term of April 2022 through September 2023.

The following summarizes right-of use asset and lease information about the Company’s operating leases as of December 31, 2024:

	Year ended
	December 31,
	2024	2023

Lease cost:
Operating lease cost	$32	$40

Other information:
Cash paid for operating cash flows from operating leases	$30	$40
Right-of-use assets obtained in exchange for new operating lease liability	$111	$-

Weighted-average remaining lease term — operating leases (years)	2.58	0.67
Weighted-average discount rate — operating leases	7.50%	3.00%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at December 31, 2024, as follows:

Total
Year Ended December 31,
2025	$42
2026	43
2027	30
2028	-
Thereafter	-
115
Less: Imputed interest	(11)
Operating lease liabilities	104

Operating lease liability - current	35
Operating lease liability - non-current	$69

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of December 31, 2024, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, US. Additionally, we have an office outside Manchester, UK, which serves as administrative spaces for managing our subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. The Solana Beach lease runs through August 2027 and the Manchester UK lease is month-to-month.

NOTE 10 – SUBSEQUENT EVENTS

On February 28, 2025, an additional 484,155 shares of our common stock were reserved for issuance pursuant to the 2018 Plan.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2024, based on the COSO framework criteria, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names, ages as of February 27, 2025, and certain other information for each of our current directors and executive officers:

Name	Position Held with the Company	Date first appointed	Age

Gregory D. Gorgas	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 3, 2017	62
Connie Matsui(1)(2)	Director, Chairperson of the Board	May 2, 2017	71
Steven Kelly(1)(3)	Director	May 2, 2017	59
Douglas Blayney, M.D.(2)	Director	July 31, 2017	74
R. Martin Emanuele, Ph. D.(2)	Director	September 20, 2017	70
Greg Reyes, M.D., Ph. D.(3)	Director	November 30, 2020	71
Tamara A. Favorito(1) (3)	Director	March 3, 2021	66

_______________

(1)	Member of the audit committee
(2)	Member of the corporate governance and nominating committee
(3)	Member of the compensation committee

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

Gregory R. Reyes, M.D., Ph.D., was elected to our Board on November 30, 2020. Dr. Reyes has served as a Pharmaceutical and Biotech Industry Advisor and Consultant to various companies from June 2016 to present. Dr. Reyes has also served as the Co-Founder of OROX Biosciences, Inc. from June 2017 to present. Prior to that, Dr. Reyes served as the Senior Vice President, Drug Discovery & San Diego Site Head, overseeing drug discovery at Celgene from June 2011 to June 2016. Prior to that, Dr. Reyes served as Senior Vice President & San Diego Site Head, leading the oncology franchise at Biogen Idec from October 2008 to June 2011. Dr. Reyes has served as an advisor to Cancer Research UK’s New Agents Committee and previously served on NIH’s National Advisory General Medical Sciences Council, and the Standing Review Committee for the Research Centers in Minority Institutions, National Center for Research Resources. Dr. Reyes obtained his M.D. and Ph.D. at The Johns Hopkins School of Medicine and trained in medicine at Stanford University Hospital. Dr. Reyes received his bachelor’s degree in Biology from the University of California, Santa Cruz.

We believe Dr. Reyes is qualified to serve as a member of our Board because of his extensive experience serving in leadership positions for biopharmaceutical companies.

Tamara A. Favorito was elected to our Board in March 2021. Ms. Favorito has more than 30 years of life sciences industry experience including 20 years as Chief Financial Officer. Ms. Favorito currently serves as Chairman of the Board and chairman of the audit committee of Zevra Therapeutics, Inc. (NASDAQ: ZVRA), a publicly-traded commercial-stage rare disease therapeutics company. Ms. Favorito served as Interim CFO of Immunic Therapeutics, Inc. (NASDAQ: IMUX), a publicly-traded clinical-stage drug development company in 2019. She served as CFO of several companies including Signal Genetics, Inc., a then publicly-traded molecular diagnostics company which was acquired by Viridian Therapeutics Inc., from 2014 to 2017, HemaQuest Pharmaceuticals, Inc. (now known as Viracta Therapeutics, Inc. (NASDAQ: VIRX)), a clinical-stage drug development company, from 2010 to 2014 and Favrille, Inc. (now known as MMR Global, Inc.), a clinical-stage drug development company, from 2001 to 2009. While at these companies, Ms. Favorito led multiple private and public financings, including Favrille’s IPO. In addition, Ms. Favorito was instrumental in M&A transactions and led the finance, investor relations, human resources, administration and managed care and payor reimbursement functions. Earlier in her career, Ms. Favorito spent eight years in public accounting with Deloitte & Touche LLP and PricewaterhouseCoopers LLP, including three years as audit manager. Ms. Favorito is a Certified Public Accountant (inactive). Ms. Favorito received an MBA, emphasis in Finance, from Georgia State University, and a BBA, emphasis in Accounting, from Valdosta State University. Ms. Favorito served on the Board of Directors of Beacon Discovery, Inc. from 2018 until their acquisition in 2021and served as a board member and audit committee chair of Kintara Therapeutics, Inc. a publicly-traded clinical-stage drug development company from 2021 until its merger with TuHura Biosciences, Inc. (NASDAQ: HURA) in 2024.

We believe Ms. Favorito is qualified to serve as a member of our Board because of her experience leading public companies, her financial expertise and her familiarity with the biopharmaceutical industry.

Executive Officers

Gregory D. Gorgas. Please see biography in “Directors” section above.

Attendance at Board and Stockholder Meetings

For the fiscal year ending December 31, 2024, our Board held five meetings. Each director attended at least 75 % of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year, in each case during the period that he or she served as a director.

Although we do not have a formal policy regarding attendance by members of our Board at the annual meetings of stockholders, we encourage, but do not require, directors to attend. Three members of our Board attended our 2024 annual meeting of stockholders.

Director Independence

Our common stock is listed on the Nasdaq. As a company listed on Nasdaq, we are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our Board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and corporate governance and nominating committees be independent.

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

64

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

•

reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports regarding internal control over financial reporting and disclosure controls;

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

Our corporate governance and nominating committee operates under a written charter, which satisfies the listing standards of Nasdaq, a copy of which can be found on our website at http://www.artelobio.com under “Investors—Governance.”

Insider Trading Policy and Prohibition on Hedging or Pledging of Securities

We maintain an insider trading policy that applies to our officers and directors that prohibits trading our securities during certain established periods and when in possession of material non-public information.

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

Board Diversity Matrix as of February 27, 2025
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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for the Fiscal Year Ended December 31, 2024

The following table shows the compensation earned by our named executive officer for the fiscal years ended December 31, 2024, and December 31, 2023:

Name and		Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Principal Position	Year	($)	($)	($)	($)(1)		($)	($)	($)		($)
Gregory D. Gorgas	2024	520,000	242,450	-	240,016	(2)	-	-	58,004	(3)	1,060,470
President, CEO, CFO,	2023	485,417	251,203	-	251,644		-	-	5,831		994,095
Secretary, Treasurer and Director

(1)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during 2024, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for stock options is measured based on the Black-Scholes Model. See Note 5 – Equity to our audited financial statements included in this Annual Report on Form 10-K.

70

(2)

New option awards granted in 2024 totaled $115,834. On February 28, 2024, previously issued options were repriced to $1.55 and had their vesting schedules modified. As per ASC 718 the changes were treated as modifications to the options. This modification resulted in an additional option award in the amount $124,182.

(3)	This is comprised of health insurance premiums of $52,173 and life insurance premiums of $5,831.

Outstanding Equity Awards at Fiscal Year-End December 31, 2024

The following table sets forth certain information regarding equity awards granted to our named executive officer that remained outstanding as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)
Gregory D. Gorgas	-	5,000(1)	-	$1.55	August 29, 2029	-	-	-	-
President, CEO, CFO, Secretary,	-	55,634(2)	-	$1.55	February 12, 2031	-	-	-	-
Treasurer and Director	-	38,340(3)	-	$1.55	March 5, 2031	-	-	-	-
	-	90,334(4)	-	$1.55	December 3, 2031	-	-	-	-
	-	85,000(5)	-	$1.55	February 1, 2033	-	-	-	-
	-	92,000(6)	-	$1.49	January 5, 2034	-	-	-	-

(1)	1,667 Options vesting on February 28, 2025, and 139 each month until February 2027.
(2)	18,546 Options vesting on February 28, 2025, and 1,545 each month until February 2027.
(3)	12,780 Options vesting on February 28, 2025, and 1,065 each month until February 2027.
(4)	30,112 Options vesting on February 28, 2025, and 2,509 each month until February 2027.
(5)	28,333 Options vesting on February 28, 2025, and 2,361 each month until February 2027.
(6)	23,000 Options vesting on January 31, 2025, and 1,917 each month until January 2028.

Executive Employment Agreement with our Named Executive Officer

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

Director Compensation

The following table shows the compensation earned by persons who served on our Board during the year ended December 31, 2024, who are not one of our Named Executive Officers.

	Fees Earned
	or Paid	Stock	Option		Incentive Plan	Deferred	Other
	in Cash	Awards	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)		($)	Earnings ($)	($)	($)

Connie Matsui(3)	76,500	-	12,005	(2)	-	-	-	88,505
Douglas Blayney, M.D.(4)	48,000	-	10,452	(2)	-	-	-	58,452
Gregory R. Reyes, M.D., Ph.D.(5)	45,000	-	5,630	(2)	-	-	-	50,630
R. Martin Emanuele, Ph.D.(6)	44,000	-	10,136	(2)	-	-	-	54,136
Steven Kelly(7)	59,500	-	10,956	(2)	-	-	-	70,456
Tamara A. Favorito(8)	60,000	-	3,251	(2)	-	-	-	63,251

(1)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during 2024, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for stock options is measured based on the Black-Scholes Model. See Note 5 – Equity to our audited financial statements included in this Annual Report on Form 10-K:

(2)	On February 28, 2024, previously issued options were repriced to $1.55 and had their vesting schedules modified. As per ASC 718 the changes were treated as modifications to the options.
(3)	17,235 option awards outstanding as of December 31, 2024.
(4)	15,334 option awards outstanding as of December 31, 2024.
(5)	12,834 option awards outstanding as of December 31, 2024.
(6)	14,869 option awards outstanding as of December 31, 2024.
(7)	15,952 option awards outstanding as of December 31, 2024.
(8)	6,834 option awards outstanding as of December 31, 2024.

Outside Director Compensation Policy

In August 2023, the Company revised the Outside Director Compensation Policy. The Outside Director Compensation Policy provides for the following cash compensation program for our non-employee directors:

•	$40,000 per year for service as a non-employee director;

•	$25,000 per year additionally for service as chairperson of our board of directors;

•	$15,000 per year additionally for service as chairperson of the audit committee;

•	$7,500 per year additionally for service as an audit committee member;

•	$12,000 per year additionally for service as chairperson of the compensation committee;

•	$5,000 per year additionally for service as a compensation committee member;

•	$8,000 per year additionally for service as chairperson of the corporate governance and nominating committee; and

•	$4,000 per year additionally for service as a corporate governance and nominating committee member.

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

In February 2024, 488,069 options were repriced to $1.55 and had their vesting schedules modified.  As per ASC 718 the changes were treated as modifications to the options and vest as follows: 1/3rd of the shares subject to the options will vest on the first anniversary and 1/36th of the shares subject to the option will vest each month thereafter.  The amendment date was February 28, 2024.

On December 20, 2024, the Company granted options to directors to purchase a total of 10,500 shares of the Company’s common stock with an exercise price of $0.9476 and one hundred percent (100%) of the shares subject to the option shall vest on the earlier of (i) the one (1) year anniversary of the vesting commencement date, or (ii) the day prior to the date of the annual meeting of the Issuer's stockholders next following the vesting commencement date. The vesting commencement date is December 20, 2024.

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

Authorized Shares. On January 1, 2024, the 2018 Plan was increased to permit the issuance of an additional 478,344 shares of common stock awards. On February 28, 2025, an additional 484,155 shares of our common stock were reserved for issuance pursuant to the 2018 Plan.

As of December 31, 2024, 1,529,223 shares of our common stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 773,605 shares of common stock are issued and outstanding.

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

Grants of Plan-Based Awards

During the year ended December 31, 2024, we granted stock options to purchase a total of 254,500 shares of common stock.

Option Exercises and Stock Vested

During the year ended December 31, 2024, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 27, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our named executive officers and our directors, and all of our current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of February 27, 2025. Shares subject to options that are currently exercisable or exercisable within 60 days of February 27, 2025 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of beneficial ownership of Artelo is calculated based on 3,281,032 shares of Common Stock outstanding as of February 27, 2025.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of	Number of Shares Subject to Options and Warrants Exercisable	Total Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares Held	within 60 Days	Number	%
Directors and Named Executive Officers
Gregory D. Gorgas(1)	20,446	125,891	146,337	3.5%
Connie Matsui(2)	3,778	26,175	29,953	*
Steven Kelly(3)	834	5,124	5,958	*
Douglas Blayney, M.D.(4)	834	4,900	5,734	*
R. Martin Emanuele, Ph.D.(5)	834	4,732	5,566	*
Gregory R. Reyes M.D., Ph.D.(6)	-	3,998	3,998	*
Tamara A. Favorito(7)	-	1,834	1,834	*

All Current Directors and Executive Officers as a Group	26,726	172,654	199,380	4.8%

5% Stockholders
None

*	Less than 1%
(1)

Consists of 18,046 shares held directly by Gregory D. Gorgas and 2,400 shares held indirectly by Gorgas Family Trust, (ii) 125,891 shares of common stock issuable pursuant to options held directly by Gregory D. Gorgas exercisable within 60 days of February 27, 2025.

(2)	Consists of 3,778 shares held directly by Connie Matsui (ii) 26,175 shares of common stock issuable pursuant to options held directly by Connie Matsui exercisable within 60 days of February 27, 2025.
(3)	Consists of 834 shares held by Steven Kelly, (ii) 5,124 shares of common stock issuable pursuant to options held directly by Steven Kelly exercisable within 60 days of February 27, 2025.
(4)

Consists of 834 shares held by Douglas Blayney, M.D., (ii) 4,900 shares of common stock issuable pursuant to options held directly by Douglas Blayney, M.D. exercisable within 60 days of February 27, 2025.

(5)

Consists of 834 shares held by R. Marty Emanuele, Ph.D., (ii) 4,732 shares of common stock issuable pursuant to options held directly by R. Marty Emanuele, Ph.D. exercisable within 60 days of February 27, 2025.

(6)	Consists of 3,998 shares of common stock issuable pursuant to options held directly by Gregory R. Reyes M.D., Ph.D. exercisable within 60 days of February 27, 2025.
(7)	Consists of 1,834 shares of common stock issuable pursuant to options held directly by Tamara A. Favorito exercisable within 60 days of February 27, 2025.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2024. All outstanding option awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan(1)	773,605	$1.84	755,618
Equity compensation plans not approved by security holders	-	-	-
Total	773,605	$1.84	755,618

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Described below are any transactions occurring since January 1, 2023 and any currently proposed transactions to which we were a party and in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of the outstanding capital stock of us, or any member of such person’s immediate family had or will have a direct or indirect material interest.

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for audit services provided by MaloneBailey, LLP for the year ended December 31, 2024, and 2023:

	Year ended
	December 31,
Fee Category	2024	2023

Audit Fees	$123,593	$114,330
Audit-Related Fees	4,120	7,210
Tax Fees	7,725	3,245
All Other Fees	-	-
Total Fees	$135,438	$124,785

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	10-Q	001-38951	5/11/2023
3.2	Amended and Restated Bylaws	8-K	001-38951	04/21/2023
4.1	Description of Securities				*
4.2	Specimen Common Stock Certificate	S-8	333-251387	12/16/2020
10.1	Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.2	Registration Rights Agreement between the Company and Lincoln Park Capital Fund, LLC, dated May 13, 2022.	8-K	001-38951	05/16/2022
10.3#	Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019.	10-K	001-38951	11/25/2019
10.4	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017.	8-K	333-199213	4/7/2017
10.5#	Form of Indemnification Agreement	8-K	333-199213	5/8/2017
10.6	Stock Purchase Agreement dated May 4, 2017	8-K	333-199213	5/8/2017
10.7	Form of Private Placement Subscription Agreement	8-K	333-199213	8/4/2017
10.8	Form of Registration Rights Agreement	8-K	333-199213	8/4/2017
10.9	Stock Purchase Agreement dated as of August 1, 2017	8-K	333-199213	8/4/2017
10.10	Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute+	10-Q	333-199213	1/16/2018
10.11+	First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019	10-Q	333-199213	4/15/2019
10.12#	2018 Equity Incentive Plan and Forms of Award Agreement Thereunder	8-K	001-38951	12/3/2020
10.13+	License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018	S-1/A	333-222756	4/17/2018
19.1	Insider Trading Policy, as amended				*
21.1	List of subsidiaries	10-Q	001-38951	11/08/2023
23.1	Consent Of Independent Registered Public Accounting Firm				*
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
97.1# **	Compensation Recovery Policy	10-K	001-38951	03/25/2024
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

___________

#	Management contracts or compensatory plans, contracts or arrangements.
+	Certain portions of this exhibit have been omitted.
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

ARTELO BIOSCIENCES, INC.

Dated: March 3, 2025	By:	/s/ Gregory D. Gorgas
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

Dated: March 3, 2025	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Dated: March 3, 2025	/s/ Connie Matsui
Connie Matsui
Director

Dated: March 3, 2025	/s/ Steven Kelly
Steven Kelly
Director

Dated: March 3, 2025	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: March 3, 2025	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: March 3, 2025	/s/ Greg Reyes
Greg Reyes
Director

Dated: March 3, 2025	/s/ Tamara A. Favorito
Tamara A. Favorito
Director

