Form 10-Q
period 2025-03-31
ARTELO BIOSCIENCES, INC.
filed 2025-05-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

The Registrant had 3,281,032 shares of common stock issued and outstanding as of May 12, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$746	$2,338
Prepaid expenses and other current assets	212	219
Deferred offering costs	424	-
Total Current Assets	1,382	2,557
Operating lease right-of-use assets	91	99
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$3,515	$4,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,509	$1,676
Due to related parties	23	61
Operating lease liabilities - current portion	36	35
Advances from investors	236	-
Total Current Liabilities	2,804	1,772

Operating lease liabilities	59	69
TOTAL LIABILITIES	2,863	1,841

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 416,667 shares authorized,
0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common Stock, par value $0.001, 50,000,000 shares authorized and 3,281,032 shares issued and outstanding as of March 31, 2025, and December 31, 2024	3	3
Additional paid-in capital	53,384	53,192
Accumulated deficit	(52,508)	(50,136)
Accumulated other comprehensive loss	(227)	(202)
TOTAL STOCKHOLDERS' EQUITY	652	2,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,515	$4,698

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2025	2024

OPERATING EXPENSES
General and administrative	$995	$1,082
Research and development	1,384	1,507
Total Operating Expenses	2,379	2,589

Loss from Operations	(2,379)	(2,589)

OTHER INCOME
Net change in fair value of trading marketable securities	-	106
Interest income	7	-
Total other income	7	106

Provision for income taxes	-	-

NET LOSS	$(2,372)	$(2,483)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(25)	-
Total Other Comprehensive Loss	(25)	-

TOTAL COMPREHENSIVE LOSS	$(2,397)	$(2,483)

Basic and Diluted Loss per Common Share	$(0.72)	$(0.78)

Basic and Diluted Weighted Average Common Shares Outstanding	3,281	3,197

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2024	3,281	$3	$53,192	$(50,136)	$(202)	$2,857

Stock based compensation	-	-	192	-	-	192
Net loss for the period	-	-	-	(2,372)	-	(2,372)
Other comprehensive loss	-	-	-	-	(25)	(25)
Balance, March 31, 2025	3,281	$3	$53,384	$(52,508)	$(227)	$652

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	3,189	$3	$52,262	$(40,310)	$(203)	$11,752

Common shares issued for cash	39	-	55	-	-	55
Stock based compensation	-	-	213	-	-	213
Net loss for the period	-	-	-	(2,483)	-	(2,483)
Balance, March 31, 2024	3,228	$3	$52,530	$(42,793)	$(203)	$9,537

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,372)	$(2,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	192	213
Net change in fair value of trading marketable securities	-	(106)
Non-cash lease expense	8	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9	5
Deferred offering costs	(424)	-
Accounts payable and accrued liabilities	800	(624)
Accounts payable - related parties	(38)	53
Advances from investors	236	-
Fixed cash payments related to operating leases	(8)	(8)
Net cash used in operating activities	(1,597)	(2,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	-	(481)
Proceeds from disposition of marketable securities	-	1,750
Net cash provided by investing activities	-	1,269

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	-	55
Net cash provided by financing activities	-	55

Effect of exchange rate changes on cash	5	(2)

Net change in cash and cash equivalents	(1,592)	(1,620)
Cash and cash equivalents - beginning of period	2,338	2,815
Cash and cash equivalents - end of period	$746	$1,195

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$-	$111

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

The Company is a clinical stage biopharmaceutical company focused on developing therapeutics that target lipid-signaling pathways, including treatments intended to modulate the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Going concern

The Company has incurred losses since inception and incurred a net loss of $2,372 during the three months ended March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $0.7 million. In May 2022, the Company entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20,000 worth of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to the institutional investor, and the institutional investor is obligated to purchase, up to $20,000 worth of shares of the Company’s Common Stock, subject to certain limitations.

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

To continue operations, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including tariffs, trade disputes, pandemics, extreme weather conditions, increased economic uncertainty, inflation, interest rate fluctuation, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SEC on March 3, 2025.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company did not receive R&D tax credits during the three months ended March 31, 2025, and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $746 and $2,338 in cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of March 31, 2025, was approximately $450. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $0 as of March 31, 2025, and December 31, 2024.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at March 31, 2025, and December 31, 2024.

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

For the three months ended March 31, 2025, and 2024, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,	March 31,
	2025	2024
Stock options	773,605	763,105
Warrants	139,897	239,357
	913,502	1,002,462

Segment Reporting

Operating segments are defined as components of an enterprise about which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer.  The Company’s CODM evaluates the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States. Refer to Note 3 for the Company’s disclosure on its single operating segment.

New Accounting Standards Adopted

There were no new accounting standards adopted during the three months ended March 31, 2025.

NOTE 3 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: life science. The life science segment is comprised of the Company’s development of therapeutics that target lipid-signaling modulation pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body. The Company’s CODM is its Chief Executive Officer.

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

	Three months ended
	March 31,
	2025	2024

General and administrative
Employee and director compensation	$239	$244
Stock-based compensation	114	139
Professional fees	325	390
Other general and administrative (a)	317	309
Total general and administrative	995	1,082

	Three months ended
	March 31,
	2025	2024

Research and development
Employee compensation	$233	$229
Stock-based compensation	78	74
Professional fees	1,010	973
Other research and development (b)	63	231
Total research and development	1,384	1,507

(a)	Consists of sales and marketing, investor relations, travel and other office expenses.

(b)	Consists of supplies and other items used in research and development activities.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, and 2024, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $5 and $2, respectively. As of March 31, 2025, and December 31, 2024, there was $5 and $1, outstanding, respectively.

During the three months ended March 31, 2025, and 2024, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $12 and $54, respectively. As of March 31, 2025, and December 31, 2024, there was $12 and $36 outstanding, respectively.

During the three months ended March 31, 2025, and 2024, a company controlled by a director of a subsidiary of the Company provided professional services totaling $20 and $23, respectively. As of March 31, 2025, and December 31, 2024, there was $6 and $24 outstanding, respectively.

NOTE 5 - EQUITY

Preferred shares

The Company has authorized 416,667 shares of preferred stock with a par value of $0.001 per share.

As of March 31, 2025, and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As of March 31, 2025, and December 31, 2024, there were 3,281,032 and 3,281,032 shares of Common Stock issued and outstanding, respectively.

Warrants

A summary of activity of the warrants during the three months ended March 31, 2025, is as follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	139,897	$11.25	0.79
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2025	139,897	$11.25	0.54

The intrinsic value of the warrants as of March 31, 2025, is $0. All of the outstanding warrants are exercisable as of March 31, 2025.

2018 Equity Incentive Plan, as amended

On February 28, 2025, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 484,155 shares of Common Stock.

As of March 31, 2025, the 2018 Plan permits the Company to issue up to an aggregate of 2,013,378 shares of Common Stock of which 1,239,773 shares are available to be issued.

The following is a summary of stock option activity during the three months ended March 31, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2024	773,605	$1.84	7.76
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2025	773,605	$1.84	7.51

Exercisable options, March 31, 2025	271,943	$2.43	7.35

Valuation

The Company utilizes the Black-Scholes model to value its stock options.

During the three months ended March 31, 2024, the Company granted 244,000 options, valued at $299 of which 102,000 options, valued at $128, were for related parties. As of March 31, 2025, $820 remains unamortized, of which $543 is for related parties. The intrinsic value of options outstanding as of March 31, 2025, and December 31, 2024, is $0.

NOTE 7– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of March 31, 2025, and December 31, 2024.

The amount capitalized consisted of a $1,500 payment and the fair value of 4,087 shares of Common Stock of $539. During the three months ended March 31, 2025, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating leases as of March 31, 2025:

	Three months ended
	March 31,
	2025	2024

Lease cost
Operating lease cost	$8	$8

Other information
Cash paid for operating cash flows from operating leases	$8	$8
Right-of-use assets obtained in exchange for new operating lease liability	$-	$111

Weighted-average remaining lease term — operating leases (years)	2.33	3.33
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at March 31, 2025, as follows:

Total
Year Ended December 31,
2025	$31
2026	43
2027	30
2028	-
Thereafter	-
104
Less: Imputed interest	(9)
Operating lease liabilities	95

Operating lease liability - current	36
Operating lease liability - non-current	$59

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of March 31, 2025, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 10 – SUBSEQUENT EVENTS

On May 1, 2025, the Company issued at-market, unsecured convertible notes with gross proceeds of $650. Funds totaling $236 received from investors as of March 31, 2025, prior to the issuance of the convertible notes, are reflected in the consolidated balance sheet as advances from investors. The convertible notes bear interest at 12.0% and have a maturity of 180 days. The convertible notes are subject to voluntary and automatic provisions for conversion into the Company’s common stock, as well as conversion into warrants to purchase the Company’s common stock for a five-year period at a price of $1.04. Certain members of the Company’s board of directors, an officer and consultants to the Company acquired $350 of the convertible notes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of Artelo Biosciences, Inc.’s (“Artelo” or the “Company”) condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2024, and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Artelo’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.

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

Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 in July 2024 and have completed enrolment to a Phase 1 clinical trial in healthy subjects to support the development towards an agent intended to treat chemotherapy-induced peripheral neuropathy. In addition, ART26.12 may have broad applications as a cancer therapeutic, as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder.

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

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021, and completed enrolling patients in the Phase 1b during the first quarter 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from the starting dose of 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated. We also received approval from the regulatory authorities to enroll 40 evaluable patients into the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023. As of May 6, 2025, 18 clinical sites across five countries are open and enrollment of approximately 40 participants is projected during the first half of 2025.

Our second in-licensed patented program is being advanced from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at Stony Brook University (“SBU”) discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. SBU had received approximately $8.0 million in funding from the National Institutes of Health to develop FABP5 inhibitor candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. We licensed the rights to world-wide intellectual property in all fields and certain know-how to these inhibitors from SBU.

Our lead FABP5 inhibitor program is designated ART26.12. Preclinical research with ART26.12 showed evidence of activity in multiple pain models including osteoarthritis, cancer bone pain, and neuropathic pain. Based upon positive preclinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and Chemotherapy Induced Peripheral Neuropathy (“CIPN”), we prioritized CIPN as the initial indication for development of ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the U.S., UK or EU. We submitted an IND application for ART26.12 to the FDA on 10th of June 2024 and received a study may proceed notice from the FDA on the 8th of July 2024. First-in-human studies for ART26.12 began in Q4 of 2024 and we successfully completed dosing all 48 healthy volunteers planned for the Phase 1 Single Ascending Dose study at the end of April 2025. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for drug development in oncology. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. Through our sponsored research we have also subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

In addition to our in-licensed programs, we have internal discovery research initiatives which resulted in ART12.11, a proprietary cocrystal composition of CBD and TMP. The crystal structure of CBD is known to exhibit solid polymorphism, or the ability to manifest in different forms. Polymorphism can adversely affect stability, dissolution, and bioavailability of a drug product and thus may affect its quality, safety, and efficacy. Based upon our research, we believe our CBD cocrystal exists as a single crystal form and as such is anticipated to have advantages over other solid forms of CBD that exhibit polymorphism. Emerging data demonstrates potential advantages of this single crystal structure, including improved stability, solubility, and a more consistent absorption profile. We believe these features have contributed to a more consistent and improved bioavailability and pharmacokinetic profile which may ultimately lead to improved safety and efficacy in human therapeutics, as already demonstrated in animal studies.

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

Product Candidate Pipeline:

Product Candidate	Target Indication(s)	Development Phase	Estimated Global Market Size
ART27.13 – Synthetic Dual Cannabinoid GPCR Agonist	Cancer-related anorexia	Clinical	Cancer anorexia cachexia syndrome: >$3 billion
ART26.12 – FABP5 inhibitor	CIPN, prostate cancer and breast cancer, pain, dermatologic conditions, and anxiety disorders	Clinical	CIPN: >$2 billion Prostate cancer: approximately $13 billion Breast cancer: approximately $33 billion Psoriasis: $31 billion PTSD: approximately $13 billion
ART12.11 – Synthetic CBD Cocrystal	Anxiety, depression, PTSD, and other potential indications	Pre-clinical	Anxiety disorders: >$13 billion PTSD: approximately $13 billion

Background

Emerging science suggests that modulating lipid-signaling pathways can unlock novel therapeutic strategies for diseases and medical conditions for which there are no or limited options. Lipids are critical to certain cell signaling pathways. Lipid-signaling modulation is the alteration of the signaling of lipid molecules to change biological activity or function within cellular communication pathways. Lipids contain various fatty acids as their building blocks and are the key components of lipid activity. Fatty Acid Binding Proteins (FABPs) facilitate lipid-signaling by binding to fatty acids which control various cellular functions. FABPs are essential mediators of normal cell signaling processes and under certain conditions can be associated with dysfunctional signaling. Inhibition of specific FABPs may correct abnormal lipid-signaling or improve the function of the ECS, which holds promise as new treatment modalities. We are at the forefront of advancing the application of lipid-modulating therapeutics.

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

Other Income

Our other income consists of interest income and changes in fair value of our trading marketable securities.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

	Three months ended
	March 31,
(In thousands)	2025	2024	Change
Operating Expenses
General and administrative	$995	$1,082	$(87)
Research and development	1,384	1,507	(123)
Total Operating Expenses	2,379	2,589	(210)
Loss from Operations	(2,379)	(2,589)	210
Other income (expense)	7	106	(99)
Net Loss	$(2,372)	$(2,483)	$111

Our operating expenses for the three months ended March 31, 2025, were $2.4 million compared to $2.6 million for the same period in 2024. The decrease in operating expenses for the three months ended March 31, 2025, was primarily the result of decreased corporate and research and development activity as a result of our cash preservation actions.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $2.4 million for the three months ended March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $0.7 million. In May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of our Common Stock over the thirty-six (36) month term of the purchase agreement. Under the terms and subject to the conditions of the purchase agreement we have the right, but not the obligation, to sell to the institutional investor and the institutional investor is obligated to purchase, up to $20.0 million worth of shares of our Common Stock, subject to certain limitations. As of March 31, 2025, in accordance with the Equity Line we have issued a total of 425,344 shares of our Common Stock under the purchase agreement with aggregate proceeds of $679.

In July 2023 we filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75.0 million in aggregate value of our Common Stock, preferred stock, debt securities, warrants and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if our public float is less than $75,000. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate.

In order to continue operations, we will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. We are currently pursuing various financing strategies. There can be no assurance that we will be successful in acquiring additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we are unable to continue as a going concern.

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

Working Capital

	March 31,	December 31,
(In thousands)	2025	2024	Change
Current Assets	$1,382	$2,557	$(1,175)
Current Liabilities	2,804	1,772	1,032
Working Capital	$(1,422)	$785	$(2,207)

Our total current assets as of March 31, 2025, were $1.4 million as compared to total current assets of $2.6 million as of December 31, 2024. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of March 31, 2025, were $2.8 million as compared to total current liabilities of $1.8 million as of December 31, 2024, the result of our deferring payment on certain payables as a result of our cash preservation strategy.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended
	March 31,
(In thousands)	2025	2024	Change
Cash Flows used in operating activities	$(1,597)	$(2,942)	$1,345
Cash Flows provided by investing activities	-	1,269	(1,269)
Cash Flows provided by financing activities	-	55	(55)
Effect of exchange rate changes on cash	5	(2)	7
Net change in cash and cash equivalent during period	$(1,592)	$(1,620)	$28

Cash Flows from Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $1.6 million compared to $2.9 million during the three months ended March 31, 2024. Cash used in operating activities during the three months ended March 31, 2025, was attributed to a net loss of $2.4 million offset by decreases in operating assets and liabilities of $0.6 million and non-cash stock-based compensation of $0.2 million. Cash used in operating activities during the three months ended March 31, 2024, was attributed to a net loss of $2.5 million and a non-cash gain of $0.1 million associated with our trading of marketable securities and decreases in operating assets and liabilities of $0.6 million offset by stock-based compensation of $0.2 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $0.0 million compared to $1.3 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, cash flows provided by investing activities of $1.3 million was the result of $1.8 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash flows provided by financing activities was $0.0 million compared to $0.1 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, cash flows provided by financing activities was comprised of proceeds from the issuance of common stock of $0.1 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 8, “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q.

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

New Accounting Standard Adopted

There were no new accounting standards adopted during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

As of March 31, 2025, we had approximately $0.7 million in cash and cash equivalents, and working capital of negative $1.4 million, and we have incurred and expect to continue to incur significant costs in pursuit of our drug candidates. For the three months ended March 31, 2025, we recorded a net loss of approximately $2.4 million and used cash in operations of approximately $1.6 million. Our financial statements for the three months ended March 31, 2025 have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated substantial product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates. We expect to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

These conditions raise substantial doubt about our ability to continue as a going concern. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements, we believe if we are unable to obtain additional financing, existing cash resources will not be sufficient to enable us to fund the anticipated level of operations through one year from the date the accompanying financial statements are issued. There can be no assurances that we will be able to secure additional financing on acceptable terms. In the event we do not secure additional financing, we will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect our business prospects, ability to meet long-term liquidity needs and the ability to continue operations.

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

As described in Part I, Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into the Equity Line with an institutional investor which provides, among other things, for the sale by us to the institutional investor of up to $20.0 million in shares of our Common Stock, subject to the terms of the Equity Line. Though we have the right, but not the obligation, to sell to the institutional investor shares of our Common Stock under the Equity Line, market conditions may not be favorable for us to sell shares of our Common Stock to the institutional investor.

Under the terms of the Equity Line, we are prohibited from effecting or entering into an agreement to effect any issuance by us or our subsidiaries of shares of our Common Stock involving the issuance of any floating conversion rate or variable priced equity-like securities, not including the prohibition of the issuance and sale of shares of our Common Stock pursuant to an “at-the-market offering” by us exclusively through a registered broker-dealer acting as our agent pursuant to a written agreement between us and such registered broker-dealer.

We are currently receiving Research and Development (“R&D”) tax credits from the UK in connection with its activities in the UK. The value of these will decrease and there is an increased risk payments may be significantly delayed.

The UK government grants R&D tax credits to companies conducting preclinical research and clinical trials in the UK, as we are currently doing. The credits are paid to loss making companies, which effectively reduces the costs, and the cash we use, for our current trials. The value of R&D tax credits has decreased for all companies due to legislative changes affecting expenditure incurred after April 1, 2023. As a result of this and because of the increase in R&D activities in the U.S. we will likely no longer meet the definition of an “R&D intensive” company in the UK and will therefore only be eligible for payable credits at the lower rate of 10%. Furthermore, increased compliance activity by the UK tax authorities over the last year has resulted in a significantly higher number of claims being selected for enquiry. In the event of an inquiry the payment of the R&D credit could be delayed by 6-12 months.

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are vital to our business.

We are a party to license agreements with NEOMED Institute and the Research Foundation at Stony Brook University, pursuant to which we have in-licensed key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the licenses, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In particular, on April 24, 2019, we exercised our option (the “Option Exercise”) pursuant to the Material and Data Transfer, Option and License Agreement with NEOMED dated as of December 20, 2017, as amended on January 4, 2019 (the “NEOMED Agreement”). In the future, if we are found not to be in compliance with the NEOMED Agreement, our license agreement with the Research Foundation at Stony Brook University (the “Stony Brook Agreement”), or any other license agreements it could materially adversely affect our business, results of operations, financial condition and prospects. If we fail to comply with any of our license obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. We may enter into additional licensing agreements in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

Changes in regulatory requirements or other unforeseen circumstances may impact the timing of the initiation or completion of our clinical trials.

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols or our development plan to reflect these changes. Amendments may require resubmitting clinical trial protocols to the FDA or other similar authorities in other jurisdictions and institutional review boards (“IRBs”) for re-examination, which may impact the costs, timing or successful completion of our clinical trials. If we experience delays in completion of, or if we terminate any planned clinical trials, the commercial prospects for product candidates may be harmed, and the ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of product candidates. Further, changes in regulatory requirements and policies can impact our clinical trials, including due to public health concerns, such as the COVID-19 pandemic. For example, stresses on healthcare systems and our clinical trial sites may have a material impact on our ability to recruit participants for our clinical trials and we may not be able to commence or complete our clinical trials as currently planned. We may also be required to significantly modify our study protocol, policies and procedures in order to address or accommodate patients and study site needs. Such changes can include modification to protocol inclusion and exclusion criteria, extending the time for patient follow up visits, using telemedicine, phone interviews and other technology to monitor patient safety, all of which will need to be approved by applicable IRBs, ethics committees, and regulatory authorities. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Our business objective is to pursue the licensing, development and commercialization of therapeutic treatments that modulate lipid-signaling pathways, including the endocannabinoid system. We have limited operating history as a medical research company engaged in biopharmaceutical research upon which an evaluation of us and our prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our product development research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates, if approved in the future. To obtain revenues from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including:

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

Our operations continue to be focused on acquiring, developing and securing our proprietary technology and undertaking pre-clinical and clinical trials of our products.

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Upon approval of any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We may experience delays in providing sufficient product for future testing of our candidates due to prior and any future supply chain limitations caused by COVID-19 or other pandemics.

Due to prior and any future supply chain disruptions caused by COVID-19, or other pandemics, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our drug candidates as we progress through our regulatory testing and/or approval. Should this happen, we may not be able to provide sufficient quantities of our drug candidates to complete our testing as currently planned which could delay our ability to bring an approved drug to market. Such a delay may cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product approval and financials.

After submitting Investigational New Drug applications, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in territories with a regulatory authority we must obtain the necessary approvals to commence the clinical studies. For example, before initiating a clinical trial in the United States for any of our product candidates, we may be required to have an IND in effect for each product candidate. Submission of an IND may not result in the FDA allowing clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Once an IND is submitted, the sponsor must wait 30 calendar days before initiating the clinical trial, during which FDA will review the IND and either provide comments or allow the trial to proceed. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a clinical trial application (the equivalent of an IND in foreign jurisdictions), these regulatory authorities may change their requirements in the future. Although we have commenced clinical trials, the fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

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

We plan to rely on third-party CROs to conduct the majority of our preclinical research studies and our clinical trials. In addition, we plan to rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. There is no assurance we can obtain the services we need at commercially reasonable prices or within the timeframes we desires. Even though we will enter into agreements governing these third parties’ activities, we will have limited influence over their actual performance, and we will control only certain aspects of their activities. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the CROs. If there is any dispute or disruption in our relationship with our contractors or if we need to enter into alternative arrangements, that will delay our product development activities.

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

We currently do not have sales, marketing or distribution capabilities and do not have experience as a company in commercializing products. If we develops internal sales, marketing, and distribution organization, this would require significant capital expenditures, management resources and time, and we would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

We currently do not have any manufacturing facilities. We also do not own any properties, laboratories, or manufacturing facilities. However, we have leased office space in Solana Beach, California and a location near Manchester, United Kingdom. Our facilities could be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, fires, power shortages, nuclear, and radiation accidents, telecommunications failures, financial institution collapses, mass deportations or migrations, water shortages, famines, pestilence, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, medical epidemics, pandemics, such as the COVID-19 global pandemic, cyber warfare, tariffs, national and international conflict, terrorism, climate change, and other natural or human-made disasters or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to continue our operations. If any of our facilities is inoperable for even a short period of time, the interruption in research and development may result in harm to our reputation and increased costs, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work.

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

Our ability to research, develop and commercialize any product candidate is dependent on our ability to acquire, maintain or utilize third party contract research facilities that possess licenses relating to controlled substances and the dispensing of prescription products.

In the United States, the DEA regulates the use of chemicals for medical research and/or commercial development, including the requirement of annual registrations to manufacture or distribute cannabinoid-based pharmaceuticals. We do not currently conduct manufacturing or repackaging/relabeling of any product candidates in the United States, however we intend to conduct research on its synthetic cannabidiol (“CBD”) cocrystal drug candidate. Cannabinoids, including naturally-occurring cannabinoids, are currently considered Schedule 1 controlled substances under the Controlled Substances Act of 1970 (“CSA”) by the DEA. We have received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled by the CSA. Additionally, we have obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. We plan to obtain the required licenses in the territories regulating the possession and supply of cannabinoids and to utilize third party contractors to conduct research who have the required registrations, however there is no assurance that we will be successful in obtaining the required licenses or that we will be successful identifying or engaging third party contractors who have the required registrations.

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

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the US Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. We have received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. Additionally, we have obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of Epidiolex® in the U.S,, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

If one of our product candidates is approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If a product is listed as a Schedule II substance, we will not be allowed to import that drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. It is always possible the DEA could find that the active substance in a product, even if it is a plant derived substance, could be manufactured in the U.S. Moreover, Schedule I controlled substances, have never been registered with the DEA for importation commercial purposes, only for scientific and research needs. Therefore, if any of our future products could not be imported, that product would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity.

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

At present, there is only a very limited documented clinical trial history related to lipid-signaling modulators and cannabinoids from which we can derive any scientific conclusions or prove that our present assumptions for the current and planned research are scientifically compelling. While we are encouraged by the limited results of clinical trials by others, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for initial indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. We have received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. Additionally, we have obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Before conducting testing in humans in the U.S. of a drug that has not been approved by the FDA, we will need to submit an IND application to the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

To execute our business plan, we will need to add other management, accounting, regulatory, and scientific staff. We currently have five employees and utilize approximately twenty-five consultants and contractors. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and regulatory departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we continue to grow. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We are currently reliant on consultants to oversee critical activities and perform services on behalf of the Company.

Due to our limited financial resources, we have engaged consultants to work on a part-time basis to oversee critical activities and perform services on our behalf. Even if we are successful in raising additional capital and require those activities and services be performed by full-time employees, there is no guarantee that we will be able to hire our current consultants or consultants with similar background and experience to oversee those functions or perform services on our behalf. We are also at risk that the consultants we use may not be able to perform services on a timely basis for us as opposed to other companies who may offer greater compensation or more opportunity than we do, and that those consultants may eventually decide to accept full-time employment with other companies, some of which could be a direct competitor to us.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue to incur significant expenses and operating losses over the next several years. Our prior and continuing losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We cannot assure that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, license additional programs, establish or maintain development efforts, obtain regulatory approvals, or continue operations.

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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which include maintaining a minimum bid price and a minimum public float. For example, we are required to maintain a minimum bid price of $1.00 per share, and our Common Stock traded below that threshold regularly during and prior to our fiscal year ended August 31, 2021. On September 13, 2021, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our Common Stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our Common Stock.

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

On April 23, 2025, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our Common Stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will be afforded an initial period of 180 calendar days, or until October 20, 2025, to regain compliance with the Minimum Bid Price Rule.

Additionally, as of March 31, 2025 we were  not in compliance with Nasdaq Listing Rule 5550 (b)(1) which requires minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of that date was $0.7 million.

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

Until December 2017, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the date on which our Current Report on Form 8–K reflecting our status as a non-shell company, was filed with the SEC; and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that we were required to file such reports and materials), other than Form 8–K reports. We are currently subject to the reporting rules under the Exchange Act and expect to remain subject to the reporting requirements under the Exchange Act. However, sales may not be made under Rule 144 unless we are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned). The lack of liquidity of our securities could cause the market price of our securities to decline or make it difficult to establish a trading market in our shares.

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

If the listing requirements of the Nasdaq Capital Market divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. Wd cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees, or as executive officers.

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

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•	classifying our board of directors (“Board”) into three classes of directors with staggered terms;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock;

•	limiting the liability of, and providing indemnification to, our directors, including provisions that require us to advance payment for defending pending or threatened claims;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office; and

•	providing that directors may be removed by stockholders at any time.

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

Because our Common Stock and our public warrants (which expired June 17, 2024) have been and are publicly traded, we are subject to certain rules and regulations of federal, state, and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from product development activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Artelo Biosciences, Inc.
(Registrant)

Dated: May 13, 2025	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

