Form 10-Q
period 2025-06-30
ARTELO BIOSCIENCES, INC.
filed 2025-08-13
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

The Registrant had 1,321,552 shares of common stock issued and outstanding as of August 12, 2025.

PART I - FINANCIAL INFORMATION

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$2,066	$2,338
Prepaid expenses and other current assets	167	219
Total Current Assets	2,233	2,557
Operating lease right-of-use assets	82	99
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$4,357	$4,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,841	$1,676
Accrued interest – convertible notes	18	-
Due to related parties	26	61
Operating lease liabilities - current portion	36	35
Convertible notes	791	-
Total Current Liabilities	5,712	1,772

Operating lease liabilities	51	69
TOTAL LIABILITIES	5,763	1,841

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 69,445 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common Stock, par value $0.001, 8,333,333 shares authorized and 704,425 and 567,582 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	1	1
Additional paid-in capital	54,617	53,194
Accumulated deficit	(55,729)	(50,136)
Accumulated other comprehensive loss	(295)	(202)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,406)	2,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,357	$4,698

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative	$1,279	$827	$2,274	$1,909
Research and development	1,871	1,685	3,255	3,192
Total Operating Expenses	3,150	2,512	5,529	5,101

Loss from Operations	(3,150)	(2,512)	(5,529)	(5,101)

OTHER INCOME (EXPENSE)
Interest income	1	-	8	-
Interest expense	(72)	-	(72)	-
Net change in fair value of trading marketable securities	-	79	-	185
Total other income	(71)	79	(64)	185

Provision for income taxes	-	-	-	-

NET LOSS	$(3,221)	$(2,433)	$(5,593)	$(4,916)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(68)	-	(93)	-
Total Other Comprehensive Income (Loss)	(68)	-	(93)	-

TOTAL COMPREHENSIVE LOSS	$(3,289)	$(2,433)	$(5,686)	$(4,916)

Basic and Diluted Loss per Common Share	$(5.61)	$(4.52)	$(9.80)	$(9.17)

Basic and Diluted Weighted Average Common Shares Outstanding	574	538	571	536

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2024	567	$1	$53,194	$(50,136)	$(202)	$2,857

Common shares issued for cash	-	-	-	-	-	-
Stock based compensation	-	-	192	-	-	192
Net loss for the period	-	-	-	(2,372)	-	(2,372)
Other comprehensive loss	-	-	-	-	(25)	(25)
Balance, March 31, 2025	567	$1	$53,386	$(52,508)	$(227)	$652

Common shares issued for cash, net of issuance costs	137	-	1,081	-	-	1,081
Stock based compensation	-	-	150	-	-	150
Net loss for the period	-	-	-	(3,221)	-	(3,221)
Other comprehensive loss	-	-	-	-	(68)	(68)
Balance, June 30, 2025	704	$1	$54,617	$(55,729)	$(295)	$(1,406)

			Additional		Accumulated Other
	Common stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2023	532	$1	$52,264	$(40,310)	$(203)	$11,752

Common shares issued for cash	6	-	55	-	-	55
Stock based compensation	-	-	213	-	-	213
Net loss for the period	-	-	-	(2,483)	-	(2,483)
Balance, March 31, 2024	538	$1	$52,532	$(42,793)	$(203)	$9,537

Stock based compensation	-	-	195	-	-	195
Net loss for the period	-	-	-	(2,433)	-	(2,433)
Balance, June 30, 2024	538	$1	$52,727	$(45,226)	$(203)	$7,299

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,593)	$(4,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	342	408
Net change in fair value of trading marketable securities	-	(185)
Non-cash lease expense	17	16
Amortization of debt discounts and debt issuance costs	54	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	58	40
Accounts payable and accrued liabilities	3,046	(368)
Accounts payable - related parties	(36)	14
Accrued interest	18	-
Fixed cash payments related to operating leases	(17)	(14)
Net cash used in operating activities	(2,111)	(5,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in trading marketable securities	-	(481)
Proceeds from disposition of marketable securities	-	3,500
Net cash provided by investing activities	-	3,019

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	1,079	55
Proceeds from issuance of convertible notes, net	737	-
Net cash provided by financing activities	1,816	55

Effect of exchange rate changes on cash	23	(3)

Net change in cash and cash equivalents	(272)	(1,934)
Cash and cash equivalents - beginning of period	2,338	2,815
Cash and cash equivalents - end of period	$2,066	$881

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$-	$111

ARTELO BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ARTELO BIOSCIENCES, INC. (“we”, “us”, “our”, the “Company”) is a Nevada corporation incorporated on May 2, 2011, and based in Solana Beach, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is December 31.

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

Going concern

The Company has incurred losses since inception and incurred a net loss of $5,593 during the six months ended June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $2,066.

In July 2023, the Company filed a $75,000 in aggregate value shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75,000 of the Company’s Common Stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period if the public float of the Company is less than $75,000 as of relevant measurement dates under applicable securities laws.

On May 1, 2025, the Company issued at-market, unsecured convertible notes with gross proceeds of $900.  The convertible notes bear interest at 12.0% and have a maturity of 180 days. The convertible notes are subject to voluntary and automatic provisions for conversion into the Company’s common stock, as well as conversion into warrants to purchase the Company’s common stock for a five-year period at a price of $1.04. Certain members of the Company’s board of directors, an officer and consultants to the Company acquired $350 of the convertible notes.

On June 24, 2025, Artelo Biosciences, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), for the private placement (the “Private Placement”) of (i) 136,843 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of Common Stock at an exercise price of $0.001 per Share (the “Pre-Funded Warrants”) at $5.819 per Pre-Funded Warrant, (iii) warrants to purchase 460,046 shares of Common Stock at an exercise price of $5.82 per share (the “$5.82 Warrants”), and (iv) warrants to purchase 230,023 shares of Common Stock at an exercise price of $10.00 per share (the “$10.00 Warrants”). The Pre-Funded Warrants, the $5.82 Warrants and the $10.00 Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Total gross proceeds were $1,425, net proceeds were $1,079 after transaction costs of $346.

On July 18, 2025, the Company entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023.

On August 4, 2025 the Company entered into a securities purchase agreement for an at-the market PIPE (private investment in public equity) for the purchase and sale of securities at a price of $10.45, consisting of: (a) 906,687 shares of common stock (or pre-funded warrants in lieu thereof); (b) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $10.20 per share; and (c) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $50.00 per share, for expected aggregate gross proceeds of approximately $9,475. The Company agreed that the net proceeds of the sale will be used to purchase SOL.

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

Reverse stock split

On June 12, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change (the “Certificate of Change”), pursuant to Nevada Revised Statutes 78.209, to effect a one-for-six (1-for-6) reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share (the “Common Stock”). The Reverse Split was effective as of 12:01 a.m. Eastern Time on June 13, 2025 (the “Effective Time”). Pursuant to the Nevada Revised Statutes 78.207, the Company’s board of directors has the authority to effect a reverse stock split without stockholder approval if the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced.

As a result of the Reverse Split, each six (6) pre-split shares of Common Stock outstanding were automatically combined into one (1) new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock will be reduced from 3,280,000 to approximately 546,667. The number of authorized shares of common stock has been reduced from 50,000,000 to 8,333,333, while the number of authorized shares of preferred stock has been reduced from 416,667 to 69,444.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SEC on March 3, 2025.

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

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $704 and $0 during the six months ended June 30, 2025, and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,066 and $2,338 in cash and cash equivalents at June 30, 2025, and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of June 30, 2025, was approximately $1,566. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $0 as of June 30, 2025, and December 31, 2024.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at June 30, 2025, and December 31, 2024.

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

For the six months ended June 30, 2025, and 2024, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,	June 30,
	2025	2024
Stock options	128,976	127,184
Warrants	806,564	23,315
Pre-funded warrants	93,180	-
	1,028,720	150,499

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

New Accounting Standards Adopted

There were no new accounting standards adopted during the six months ended June 30, 2025.

NOTE 3 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker (“CODM”), or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: life science. The life science segment is comprised of the Company’s development of therapeutics that target lipid-signaling modulation pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body. The Company’s CODM is its Chief Executive Officer.

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

	Three months ended
	June 30,
	2025	2024

General and administrative
Employee and director compensation	$232	$230
Stock-based compensation	86	134
Professional fees	712	163
Other general and administrative (a)	249	300
Total general and administrative	1,279	827

	Six Months ended
	June 30,
	2025	2024

General and administrative
Employee and director compensation	$471	$474
Stock-based compensation	200	273
Professional fees	1,037	553
Other general and administrative (a)	566	609
Total general and administrative	2,274	1,909

	Three months ended
	June 30,
	2025	2024

Research and development
Employee compensation	$243	$239
Stock-based compensation	65	61
Professional fees	2,194	1,373
Other research and development (b)	(631)	12
Total research and development	1,871	1,685

	Six Months ended
	June 30,
	2025	2024

Research and development
Employee compensation	$476	$468
Stock-based compensation	143	135
Professional fees	3,204	2,346
Other research and development (b)	(568)	243
Total research and development	3,255	3,192

(a)	Consists of sales and marketing, investor relations, travel and other office expenses.

(b)	Consists of supplies and other items used in research and development activities.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025, and 2024, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $11 and $4, respectively. As of June 30, 2025, and December 31, 2024, there was $1 and $1, outstanding, respectively.

During the six months ended June 30, 2025, and 2024, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $55 and $74, respectively. As of June 30, 2025, and December 31, 2024, there was $19 and $36 outstanding, respectively.

During the six months ended June 30, 2025, and 2024, a company controlled by a director of a subsidiary of the Company provided professional services totaling $38 and $41, respectively. As of June 30, 2025, and December 31, 2024, there was $6 and $24 outstanding, respectively.

NOTE 5 – CONVERTIBLE NOTES

Between April 27, 2025, and May 1, 2025, the Company entered into Subscription Agreements (the “Subscription Agreements”) with various investors (the “Investors”), pursuant to which the Company issued convertible notes (the “Notes”) to the Investors in an aggregate principal amount of $900 (collectively, the “Notes Offering”). A portion of the Notes shall be convertible into shares of the Company’s common stock, par value $0.001 (“Common Stock”), at the election of each Investor, pursuant to the Voluntary Conversion (defined below) and the remaining portion of each Note shall be converted into warrants to purchase shares of the Company’s Common Stock (each, a “Warrant” and collectively, the “Warrants”). The sale and issuance of the Notes closed on May 1, 2025.

At the Maturity Date, the Investor may (at the Investor’s sole option) convert all of that certain unpaid portion of principal and accrued interest of the Investor’s Note into shares of Common Stock (the “Voluntary Conversion”), specifically into that number of shares of Common Stock (the “Converted Shares”) equal to the unpaid principal balance and any accrued interest of each Note divided by $7.74. The amount of principal balance and any accrued interest of each Note convertible pursuant to the Voluntary Conversion shall be the number of Converted Shares multiplied by $6.24 (the “Minimum Price”). Should the Investor not elect Voluntary Conversion, such portion of the unpaid principal balance and any accrued interest of each Note subject to Voluntary Conversion shall be immediately due and payable in cash.

The Notes will accrue interest at a rate of 12% per annum, which will adjust to 20% upon an Event of Default (as defined in the Notes). All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable 180 days after the closing of the Notes Offering (the “Maturity Date”).

Upon the closing of the notes, the Company recorded deferred debt costs of $163 associated with transaction costs of the convertible notes. As of June 30, 2025, the net carrying value of the convertible notes is $791 which includes principal of $900 and deferred debt costs of $109. During the six months ended June 30, 2025, the Company recorded interest expense of $72 associated with the accretion of accrued interest of $18 and $54 amortization of deferred debt costs.

NOTE 6 - EQUITY

Preferred shares

The Company has authorized 69,445 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2025, and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Shares

The Company has authorized 8,333,333 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As of June 30, 2025, and December 31, 2024, there were 704,425 and 567,582 shares of Common Stock issued and outstanding, respectively.

On June 26, 2025, the “Company completed a private placement (the “Private Placement”) of (i) 136,843 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of Common Stock at an exercise price of $0.001 per Share (the “Pre-Funded Warrants”) at $5.819 per Pre-Funded Warrant, (iii) warrants to purchase 460,046 shares of Common Stock at an exercise price of $5.82 per share (the “$5.82 Warrants”), and (iv) warrants to purchase 230,023 shares of Common Stock at an exercise price of $10.00 per share (the “$10.00 Warrants”). The Pre-Funded Warrants, the $5.82 Warrants and the $10.00 Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.”

Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant, was issued and sold along with two (2) $5.82 Warrants and one (1) $10.00 Warrant. The combined purchase price for the securities was (i) $6.195 per Share of Common Stock and three accompanying Warrants and (ii) $6.194 per Pre-Funded Warrant and three accompanying Warrants. The Private Placement closed on June 26, 2025 (the “Closing Date”).  Total gross proceeds were $1,425, net proceeds were $1,079 after transaction costs of $346.

Warrants

A summary of activity of the warrants during the six months ended June 30, 2025, is as follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	23,315	$67.50	0.79
Granted	783,249	6.36	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2025	806,564	$8.12	4.85

The intrinsic value of the warrants as of June 30, 2025, is $5,416. All of the outstanding warrants are exercisable as of June 30, 2025.

2018 Equity Incentive Plan, as amended

On February 28, 2025, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”) was increased by 80,693 shares of Common Stock.

As of June 30, 2025, the 2018 Plan permits the Company to issue up to an aggregate of 335,564 shares of Common Stock of which 206,588 shares are available to be issued.

The following is a summary of stock option activity during the six months ended June 30, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2024	128,976	$11.02	7.76
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2025	128,976	$11.02	7.26

Exercisable options, June 30, 2025	54,629	$13.69	7.10

Valuation

The Company utilizes the Black-Scholes model to value its stock options.

During the six months ended June 30, 2024, the Company granted 40,676 options, valued at $299 of which 17,169 options, valued at $129, were for related parties. As of June 30, 2025, $671 remains unamortized, of which $463  is for related parties. The intrinsic value of options outstanding as of June 30, 2025, and December 31, 2024, is $526 and $0, respectively.

NOTE 7– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of June 30, 2025, and December 31, 2024.

The amount capitalized consisted of a $1,500 payment and the fair value of 681 shares of Common Stock of $539. During the six months ended June 30, 2025, no additional costs met the criteria for capitalization as an intangible asset.

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

The following summarizes right-of use asset and lease information about the Company’s operating leases as of June 30, 2025:

	Six months ended
	June 30,
	2025	2024

Lease cost
Operating lease cost	$17	$16

Other information
Cash paid for operating cash flows from operating leases	$17	$14
Right-of-use assets obtained in exchange for new operating lease liability	$-	$111

Weighted-average remaining lease term — operating leases (year)	2.08	3.33
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at June 30, 2025, as follows:

Total
Year Ended December 31,
2025	$21
2026	43
2027	30
2028	-
Thereafter	-
94
Less: Imputed interest	(6)
Operating lease liabilities	88

Operating lease liability - current	38
Operating lease liability - non-current	$50

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of June 30, 2025, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

•	The Company agreed that $250 of the proceeds of the financing closed June 26, 2025, will be used to purchase SOL.

NOTE 10 – SUBSEQUENT EVENTS

On August 4, 2025 the Company entered into a securities purchase agreement for an at-the market PIPE (private investment in public equity) for the purchase and sale of securities at a price of $10.45, consisting of: (a) 906,687 shares of common stock (or pre-funded warrants in lieu thereof); (b) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $10.20 per share; and (c) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $50.00 per share, for expected aggregate gross proceeds of approximately $9,475. The Company agreed that the net proceeds of the sale will be used to purchase SOL.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our financial condition and our ability to continue as a going concern;

•	our plans to obtain funding for our operations, including funding necessary to complete our clinical trials, develop, manufacture and commercialize our product candidates;

•	our Digital Asset Treasury strategy pursuant to which we anticipate purchasing the digital currency known as Solana (“SOL”);

•	our ability to raise any current or future funding to meet our capital requirements;

•	the expected timing of the initiation and completion of our clinical studies for our product candidates;

•	the size and growth of the markets for our product candidates;

•	our commercialization, marketing, and manufacturing capabilities and strategies;

•	geopolitical tensions, including tariffs and any war, regional conflict, or acts of terror, that can disrupt investment, supply chains and the economy generally;

•	our ability to compete with companies currently producing alternative treatment methods;

•	the cost, timing and outcomes of any potential litigation involving our product candidates;

•	regulatory developments in the U.S. and internationally;

•	the development, regulatory approval, efficacy and commercialization of competing product candidates;

•	our ability to attract and retain key scientific or management personnel;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property related to our product candidates, as appropriate;

•	potential claims related to our intellectual property;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to regain and maintain compliance with Nasdaq listing requirements;

•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our cash investment strategy;

•	our ability to develop innovative new product candidates; and

•	our financial performance.

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

Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 in July 2024 and have completed enrollment to a Phase 1 clinical trial in healthy subjects to support the development towards an agent intended to treat chemotherapy-induced peripheral neuropathy. In addition, ART26.12 may have broad applications as a cancer therapeutic, as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder.

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

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13, in April 2021 and completed enrolling patients in the Phase 1b during the first quarter of 2023. We initiated the Phase 2a portion of CAReS during April 2023. As of June 20, 2025, 15 clinical sites across five countries were open to enrollment. We are on track to report initial data from the Phase 2 CAReS study of ART27.13, its peripherally acting cannabinoid receptor agonist, in Q3 2025.

Our second in-licensed patented program is being advanced from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). We licensed the rights to world-wide intellectual property in all fields and certain know-how to these inhibitors from Stony Brook University (“SBU”).

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

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $5.6 million for the six months ended June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $2.1 million. In order to continue operations, we will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. We are currently pursuing various financing strategies. There can be no assurance that we will be successful in acquiring additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we are unable to continue as a going concern.

Recent Developments

•

DAT Strategy. We have adopted a Digital Asset Treasury strategy whereby we will purchase the digital currency known as Solana (“SOL”). As of August 6, 2025, the Company has expended $250,000 to purchase SOL.

•	August 2025 Private Placement. On August 4, 2025, we entered into a securities purchase agreement for an at-the market PIPE (private investment in public equity) for the purchase and sale of securities at a price of $10.45 per security, consisting of: (a) 906,687 shares of common stock (or pre-funded warrants in lieu thereof); (b) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $10.20 per share; and (c) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $50.00 per share, for expected aggregate gross proceeds of approximately $9.475 million. We agreed that the net proceeds of the sale will be used to purchase Solana (“SOL”).

•

ATM Sales Agreement. On July 18, 2025, we entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. As of August 11, 2025, 4,580 common stock shares have been sold under the ATM for net proceeds of $47,000.

•	June 2025 Private Placement. On June 26, 2025, we completed a private placement (the “Private Placement”) of (i) 136,843 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of Common Stock at an exercise price of $0.001 per Share (the “Pre-Funded Warrants”) at $5.819 per Pre-Funded Warrant, (iii) warrants to purchase 460,046 shares of Common Stock at an exercise price of $5.82 per share (the “$5.82 Warrants”), and (iv) warrants to purchase 230,023 shares of Common Stock at an exercise price of $10.00 per share (the “$10.00 Warrants”). The Pre-Funded Warrants, the $5.82 Warrants and the $10.00 Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Gross proceeds were $1.425 million.

•	Reverse Stock Split. On June 12, 2025, we filed with the Secretary of State of the State of Nevada a Certificate of Change (the “Certificate of Change”), pursuant to Nevada Revised Statutes 78.209, to effect a one-for-six (1-for-6) reverse stock split (the “Reverse Split”) of our issued and outstanding common stock, par value $0.001 per share (the “Common Stock”). The Reverse Split was effective as of 12:01 a.m. Eastern Time on June 13, 2025 (the “Effective Time”). Pursuant to the Nevada Revised Statutes 78.207, our board of directors has the authority to effect a reverse stock split without stockholder approval if the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced.

Digital Asset Treasury Strategy — Solana (SOL)

Background

Since June 2025, we have entered into two private placement transactions that expressly require the purchase of Solana’s native token, SOL. Under the June 2025 private placement offering, we committed to use $250,000 of consideration received in connection with a private placement of equity securities to acquire SOL. Under the August 2025 private placement offering, we committed to apply the net cash proceeds of that $9.4 million offering to purchase additional SOL. To date, these two private placement offering-related resolutions, together with the related delegation of authority to management to execute the purchases, constitute the full extent of Board authorization with respect to digital-asset activity. No comprehensive digital-asset treasury policy has yet been adopted, and no authorization has been given to stake, lend, pledge, rehypothecate, or otherwise deploy our SOL for yield. Management plans to prepare a fulsome policy for future Board consideration; any expansion of the strategy (including, without limitation, staking or other yield-generating uses) will be presented to, and will require the express approval of, the Board before implementation.

Current Parameters (as approved through the date of this filing)

•	Asset. SOL only.

•

Source of funds. (i) $250,000 of proceeds from the June 2025 private placement offering of equity securities and (ii) all net cash proceeds from the $9.4 million August 2025 private placement offering.

•	Execution. Spot purchases for cash on U.S. venues that are registered or chartered, and subject to BSA/AML obligations. No leverage, margin, or derivatives are permitted.

•

Custody. The initial $250,000 in SOL acquired pursuant to the June 2025 private placement offering is held in custody with BitGo, a U.S.-regulated, qualified digital-asset custodian. Certain amounts of SOL acquired with proceeds from the August 2025 private placement offering, are held with CUBE, a U.S.-regulated, qualified digital-asset custodian that provides segregated, cold-storage accounts, multi-signature authorization, SOC-2 reporting, and a limited insurance program.

•	Private keys are maintained exclusively with BitGo and CUBE; we do not self-custody.

•	Use of SOL. Our holdings are maintained as a long-term, non-core treasury reserve asset. No SOL has been loaned, staked, pledged, or otherwise encumbered.

•

Reporting. Our holdings are measured at fair value pursuant to ASU 2023-08. Changes in fair value flow through net income each reporting period. The Audit Committee will receive reports covering holdings, valuation, counter-party exposure, and compliance with Board resolutions on a quarterly or more frequent basis.

•

Liquidity & Working-Capital Treatment. Although SOL is not treated as cash, cash equivalents, or a financial asset for Nasdaq continued-listing standards, the private placements described above increased shareholder equity. We will attempt to establish and maintain a separate reserve of liquid cash resources sufficient to fund at least twelve months of projected operating expenses to support ongoing biopharmaceutical development activities, without relying on the sale of digital assets. Seeking to maintain this twelve-month operating runway will support regulatory compliance, mitigate liquidity risk, and provide assurance to auditors and stakeholders that our core biopharmaceutical operations remain fully funded.

Potential Future Enhancements (subject to separate Board approval)

We are evaluating, and may present for Board consideration and approval, additional treasury initiatives that could include: (i) staking SOL directly or via delegation to earn protocol rewards; (ii) potentially further diversifying custody across multiple qualified custodians in addition to CUBE and BitGo; (iii) using SOL as collateral for non-recourse financing; and (iv) other permissible yield-generating strategies consistent with applicable law. No such activities will commence unless and until specifically authorized by the Board.

Description of Solana (SOL) and Rationale for Acquisition

SOL is the native digital asset of the Solana blockchain, an open-source, high-performance blockchain designed for speed and scalability. Solana employs a unique hybrid consensus mechanism that combines proof-of-history (PoH) with proof-of-stake (PoS), enabling high throughput and low transaction costs. SOL is primarily used to pay transaction fees (as the network's “gas” token) and as a means of staking to support the network’s consensus and security, with validators and delegators earning rewards for their participation.

The Solana blockchain supports a wide range of decentralized applications (dApps), including decentralized finance (DeFi) protocols, non-fungible token (NFT) marketplaces, and other Web3 projects. As of the date of this filing, Solana has a robust and growing ecosystem, with significant developer activity and adoption across multiple sectors.

From a tokenomics perspective, Solana was launched with an initial supply of 500 million SOL, with new tokens created through inflationary rewards distributed to validators and delegators. The inflation rate is designed to decrease over time, providing a long-term supply schedule that supports both network security and economic sustainability.

The Board determined that acquiring SOL as a treasury asset is supported by several factors: (i) exposure to SOL offers potential long-term appreciation and may help preserve the purchasing power of our excess liquidity; (ii) SOL is highly liquid relative to many other digital assets, with deep spot markets on multiple U.S.-regulated trading venues; (iii) the Solana ecosystem continues to expand, particularly in DeFi, NFT infrastructure, and other Web3 use cases, which may drive further demand and utility for SOL. The Board also considered the technical maturity of the Solana network, its institutional-grade custody solutions, and the optionality for future yield generation through staking, subject to further Board approval.

Governance and Controls

At present, our digital asset activity is limited to converting USD into SOL within our accounts at BitGo and CUBE,  U.S.-regulated, qualified digital-asset custodians. We have not yet adopted formal internal controls or protocols governing the movement or custody of SOL beyond the standard procedures provided by BitGo and CUBE. No SOL has been transferred out of BitGo or CUBE custody to date, and we do not self-custody any digital assets. We are in the process of developing and implementing additional internal controls and protocols to govern the movement, authorization, and custody of SOL, which we expect to present to the Board for review and approval.

A written transaction record is maintained for every SOL purchase or custodial movement and is reconciled daily to custodial statements. Digital-asset treasury disclosures (including this description) will be included in our annual and quarterly reports on Forms 10-K and 10-Q, so that the full Board, the Audit Committee, and outside auditors and advisors can review and comment prior to filing.

Advisory and Technical Support

To supplement internal resources, we have engaged a consulting firm as a strategic advisor for digital-asset treasury matters. The advisor is expected to review and comment on draft policy materials and external disclosures.

In addition, we benefit from the technical expertise and support of CUBE, one of our digital-asset custodians. CUBE provides ongoing technical guidance and operational support in connection with our digital asset custody and treasury management. CUBE’s involvement ensures that our custody arrangements and related protocols reflect current best practices in digital asset security, compliance, and risk management.

Together, these advisory relationships help ensure that our digital asset treasury strategy is informed by up-to-date industry knowledge and that our internal policies and disclosures are robust, accurate, and aligned with evolving regulatory and technical standards.

Risk Management Considerations

We recognize that SOL is volatile, that the regulatory landscape remains unsettled, and that custodial, cybersecurity, market-liquidity, tax, and accounting risks could materially impact our results of operations. These risks, along with continued compliance with Nasdaq listing standards, will be reassessed at each Board meeting and re-evaluated before any expansion of the strategy.  See “Risk Factors – Risks relating to SOL” for a description of the material risks that apply to our holdings of SOL.

Forward Look

We will continue to update and implement our Digital Asset Treasury (or “DAT”) strategy, incorporating the parameters above, feedback from our technical and strategic advisors, and any additional safeguards as needed. Until additional capital resources are secured and/or a comprehensive DAT policy is adopted, especially related to staking SOL, our authority is limited to fulfilling the current private placement offering-related SOL purchase obligations described in this report.

Key Trends and Factors Affecting Comparability Between Periods

•

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of SOL. The prices of digital assets have historically been subject to dramatic price fluctuations and are highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we are required to adopt under GAAP. ASU 2023-08 requires us to measure our SOL holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our SOL in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our SOL holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

•

We expect to continue to incur future R&D expenses associated with the continued development of our drug candidates.  The level of expenses will be highly dependent upon the scope of pre-clinical and clinical development activities and strategies, and will also be directly dependent upon the level of our available funding for R&D activities.

•

We expect to continue to incur general and administrative expenses in the future, which are expected, in the near-term, to be broadly comparable to the level of general and administrative expenses incurred year-to-date.

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

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

	Three months ended
	June 30,
(In thousands)	2025	2024	Change
Operating Expenses
General and administrative	$1,279	$827	$452
Research and development	1,871	1,685	186
Total Operating Expenses	3,150	2,512	638
Loss from Operations	(3,150)	(2,512)	(638)
Other income	(71)	79	(150)
Net Loss	$(3,221)	$(2,433)	$(788)

Our operating expenses for the three months ended June 30, 2025, were $3.2 million compared to $2.5 million for the same period in 2024. The increase in operating expenses for the three months ended June 30, 2025, was primarily the result of increases in professional fees associated with our capital raising efforts and increases in research and development expenditures related to our clinical programs. Offsetting the increased research and development expenditures were tax credits of $704 received from the UK Government during the current period compared to the credits in the prior year which were received subsequent to June 30, 2024.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

	Six months ended
	June 30,
(In thousands)	2025	2024	Change
Operating Expenses
General and administrative	$2,274	$1,909	$365
Research and development	3,255	3,192	63
Total Operating Expenses	5,529	5,101	428
Loss from Operations	(5,529)	(5,101)	(428)
Other income (expense)	(64)	185	(249)
Net Loss	$(5,593)	$(4,916)	$(677)

Our operating expenses for the six months ended June 30, 2025, were $5.5 million compared to $5.1 million for the same period in 2024. The increase in operating expenses for the six months ended June 30, 2025, was primarily the result of increases in professional fees associated with our capital raising efforts and increases in research and development expenditures related to our clinical programs. Offsetting the increased research and development expenditures were tax credits of $704 received from the UK Government during the current period compared to the credits in the prior year which were received subsequent to June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $5.6 million for the six months ended June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $2.1 million. In May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of our Common Stock over the thirty-six (36) month term of the purchase agreement, which has now expired. As of June 30, 2025, in accordance with the Equity Line we have issued a total of 74,153 shares of our Common Stock under the purchase agreement with aggregate proceeds of $679.

In July 2023 we filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years, and permits us to sell, from time to time, up to $75.0 million in aggregate value of our Common Stock, preferred stock, debt securities, warrants and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if our public float is less than $75,000 as of relevant measurement dates under applicable securities laws. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate.

On May 1, 2025, we issued at-market, unsecured convertible notes with gross proceeds of $900. The convertible notes bear interest at 12.0% and have a maturity of 180 days. The convertible notes are subject to voluntary and automatic provisions for conversion into our common stock, as well as conversion into warrants to purchase our common stock for a five-year period at a price of $6.24. Certain members of our board of directors, an officer and consultants to the Company acquired $350 of the convertible notes.

On June 24, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), for the private placement (the “Private Placement”) of (i) 136,843 shares (the “Shares”) of tour common stock, par value $0.001 per share (the “Common Stock”), at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of Common Stock at an exercise price of $0.001 per Share (the “Pre-Funded Warrants”) at $5.819 per Pre-Funded Warrant, (iii) warrants to purchase 460,046 shares of Common Stock at an exercise price of $5.82 per share (the “$5.82 Warrants”), and (iv) warrants to purchase 230,023 shares of Common Stock at an exercise price of $10.00 per share (the “$10.00 Warrants”). The Pre-Funded Warrants, the $5.82 Warrants and the $10.00 Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Gross proceeds were $1.4 million.

On July 18, 2025, we entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. As of August 11, 2025, 4,580 common stock shares have been sold under the ATM for net proceeds of $47,000.].

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

Working Capital

	June 30,	December 31,
(In thousands)	2025	2024	Change
Current Assets	$2,233	$2,557	$(324)
Current Liabilities	5,712	1,772	3,940
Working Capital	$(3,479)	$785	$(4,264)

Our total current assets as of June 30, 2025, were $2.2 million as compared to total current assets of $2.6 million as of December 31, 2024. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of June 30, 2025, were $5.7 million as compared to total current liabilities of $1.8 million as of December 31, 2024, the result of our deferring payment on certain payables as a result of our cash preservation strategy.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
	June 30,
(In thousands)	2025	2024	Change
Cash Flows used in operating activities	$(2,111)	$(5,005)	$2,895
Cash Flows provided by investing activities	-	3,019	(3,019)
Cash Flows provided by financing activities	1,816	55	1,761
Effect of exchange rate changes on cash	23	(3)	25
Net change in cash and cash equivalent during period	$(272)	$(1,934)	$1,662

Cash Flows from Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $2.1 million compared to $5.0 million during the six months ended June 30, 2024. Cash used in operating activities during the six months ended June 30, 2025, was attributed to a net loss of $5.6 million offset by decreases in operating assets and increases in liabilities of $3.1 million and non-cash stock-based compensation of $0.3 million. Cash used in operating activities during the six months ended June 30, 2024, was attributed to a net loss of $4.9 million and a non-cash gain of $0.2 million associated with our trading of marketable securities and decreases in operating assets and liabilities of $0.3 million offset by stock-based compensation of $0.4 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities was $0.0 million compared to $3.0 million during the six months ended June 30, 2024 . During the six months ended June 30, 2024, cash flows provided by investing activities of $3.0 million was the result of $3.5 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash flows provided by financing activities was $1.8 million compared to $0.1 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $1.1 million and net proceeds from the issuance of convertible notes of $0.7 million. During the six months ended June 30, 2024, cash flows provided by financing activities were comprised of proceeds from the issuance of common stock of $0.1 million.

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

Long-Lived Assets

We evaluate long-lived assets, including indefinite life intangible assets and operating lease right-of-use (ROU) assets, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges, and such changes could be material.

Accrued Clinical Trial and Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each consolidated balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each consolidated balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued clinical trial and research and development expenses include the costs incurred for services performed by our vendors in connection with clinical trial and research and development activities for which we have not yet been invoiced.

We base our expenses related to clinical trial and research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct clinical trials and research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical trial and research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future clinical trial or research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 6 to our unaudited consolidated financial statements included elsewhere in this Interim Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the three months ended June 30, 2025, and 2024.

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

New Accounting Standard Adopted

There were no new accounting standards adopted during the six months ended June 30, 2025 .

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive, principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

•	If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are vital to our business.

•	Changes in regulatory requirements or other unforeseen circumstances may impact the timing of the initiation or completion of our clinical trials.

•	We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations.

•	We have no mature product candidates and may not be successful in licensing any.

•	Even if we are successful in licensing lead product candidates, resource limitations may limit our ability to successfully develop them.

Risk Factors Related to our DAT Strategy:

•	SOL is a highly volatile asset, and fluctuations in the price of SOL may influence our financial results and the market price of our listed securities.

•	SOL and other digital assets are novel assets and are subject to significant legal and regulatory uncertainty.

•

Our SOL digital asset holdings may not be recognized as cash or financial assets under Nasdaq listing standards, which could jeopardize our continued listing and adversely affect the liquidity and market price of our Common Stock.

•	Our Solana treasury strategy could divert resources and attention away from our biopharmaceutical business and adversely affect our operations.

•	Our SOL treasury strategy subjects us to enhanced regulatory oversight.

•

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire SOL, which may adversely affect our financial results and the market price of our securities.

•

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

•

We face risks relating to the custody of SOL, including the loss or destruction of private keys required to access SOL and cyberattacks or other data loss relating to SOL, including smart contract related losses and vulnerabilities.

•

Due to the unregulated nature and lack of transparency surrounding the operations of many SOL trading venues, SOL trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in SOL trading venues and adversely affect the value of SOL.

•	Our SOL holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

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

•	Any market activity involving short selling or other market making activities could result in negative impact to the market price for our Common Stock.

•	A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

•	We could be subject to securities class action litigation.

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

As of June 30, 2025, we had approximately $2.1 million in cash and cash equivalents, and working capital of negative $3.5 million, and we have incurred and expect to continue to incur significant costs in pursuit of our drug candidates. For the six months ended June 30, 2025, we recorded a net loss of approximately $5.6 million and used cash in operations of approximately $2.1 million. Our financial statements for the six months ended June 30, 2025 have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated substantial product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates. We expect to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

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

We may experience delays in providing sufficient product for future testing of our candidates due to prior and any future supply chain limitations.

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

Further, under the new leadership at the HHS under the current administration, layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approval than us, our competitive position may be harmed. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent new policies and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Our commercial success is significantly dependent on intellectual property related to any product candidates and technologies we may either acquire, license, or develop internally. We are currently the licensee of multiple issued patents and pending patent applications and we intend to license additional technologies from pharmaceutical and biotechnology companies, and research institutions. In addition, we have two U.S. patents, one U.S. patent application, and six foreign patents and three pending foreign applications directed to a solid-state CBD composition.

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

In the United States, the DEA regulates the use of chemicals for medical research and/or commercial development, including the requirement of annual registrations to manufacture or distribute cannabinoid-based pharmaceuticals. We do not currently conduct manufacturing or repackaging/relabeling of any product candidates in the United States, however we intend to conduct research on its synthetic cannabidiol (“CBD”) cocrystal drug candidate. Cannabinoids, including naturally occurring cannabinoids, are currently considered Schedule 1 controlled substances under the Controlled Substances Act of 1970 (“CSA”) by the DEA. We have received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled by the CSA. Additionally, we have obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. We plan to obtain the required licenses in the territories regulating the possession and supply of cannabinoids and to utilize third party contractors to conduct research who have the required registrations, however there is no assurance that we will be successful in obtaining the required licenses or that we will be successful identifying or engaging third party contractors who have the required registrations.

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

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the US Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. We have received guidance from the DEA that if a product does not contain any quantity of synthetically produced tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. Additionally, we have obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of Epidiolex® in the U.S, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

Clinical trials. It is possible some compounds we develop may contain cannabinoids, which may be designated as Schedule I substances, therefore, to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our lead products, as applicable, and to obtain the product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any clinical trials, clinical material manufacturing or repackaging/relabelling in the U.S.; however, we are subject to similar laws and regulations in the UK and other countries where we are conducting a clinical trial and have contracted for clinical material manufacturing.

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

Manufacturing in the United States. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabelling in the United States for clinical material, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of any future product candidates, if the active ingredient in the final dosage form is a cannabinoid and is currently a Schedule I controlled substance it would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’ procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

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

Our ability to successfully commercialize our products may depend on how the U.S. and other governments and/or health administrations provide coverage and/or reimbursements for our products. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to reduce health care costs may adversely affect our ability to achieve profitability. For example, in August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and achieve and sustain profitability. In addition, the One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Further, uncertainties created by the IRA and additional government constraints on drug pricing could reduce valuation of companies and decrease funding in new drug development, which can have a material impact on our business.  In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, restrictions on certain product access and marketing cost disclosure and transparency measures. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

RISK FACTORS RELATED TO OUR DAT STRATEGY

SOL is a highly volatile asset, and fluctuations in the price of SOL may influence our financial results and the market price of our listed securities.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of SOL decreased substantially, including as a result of:

●	decreased user and purchaser confidence in SOL, including due to the various factors described herein;

●

transactional activities such as (i) activities of highly active retail and institutional users, speculators and holders or (ii) actual or expected significant dispositions of SOL by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, SOL or the broader digital assets industry;

●	changes in consumer preferences and the perceived value or prospects of SOL;

●

competition from other blockchains, centralized exchanges or decentralized exchanges that exhibit comparable or better speed, security, scalability or energy efficiency, or that feature other more favored characteristics;

●

competition from other digital assets that feature other more favored characteristics, are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●

a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of SOL or adversely affect investor confidence in digital assets generally;

●	disruptions, failures, unavailability, or interruptions in services of venues for acquiring SOL;

●

the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

●	transaction congestion and fees associated with processing transactions on the SOL network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;

●

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the SOL blockchain becoming insecure or ineffective; and

●

changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine, China and Taiwan, and in the Middle East.

Moreover, the price of our listed securities has been and is likely to continue to be volatile, and with the adoption of our new cryptocurrency treasury strategy, we expect to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our SOL holdings or the availability of SOL to be readily purchased in the United States or elsewhere, the price and/or availability of SOL may significantly influence the market price of our listed securities. The price of SOL has historically been, and is likely to continue to be, volatile.

SOL and other digital assets are novel assets and are subject to significant legal and regulatory uncertainty.

SOL and other digital assets are relatively novel and are subject to significant legal and regulatory uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is evolving and unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that may adversely effect the price of SOL or the ability of individuals or institutions such as us to own or transfer SOL.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of SOL or the ability of individuals or institutions such as us to own or transfer SOL. For example, within the past several years:

●

President Donald J. Trump signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and this working group is required to submit a report with regulatory and legislative proposals on or before July 22, 2025;

●

in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●

in May 2025, the SEC issued a statement providing its view that certain staking activities on blockchain networks that use protocol staking activities do not involve the offer or sale of securities under the Securities Act or the Exchange Act;

●

in April and August 2024, Uniswap Labs and OpenSea, respectively, publicized that they had each received a Wells Notice from the SEC, notifying them that the SEC was planning to recommend legal action against them based on allegations that they operate as unregistered securities exchanges;

●

in November 2023, Binance Holdings Ltd. (“Binance”) and its then chief executive officer reached a settlement with the U.S. Department of Justice, the Commodity Futures Trading Commission, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the Commodity Futures Trading Commission, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;

●

in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency;

●

in June 2023, the SEC filed complaints against Binance and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency;

●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;” and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other state, federal or foreign regulatory agencies may initiate similar actions in the future, which could materially impact the price of SOL and our ability to own or transfer SOL. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and SOL specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of SOL, as well as our ability to hold or transact in SOL, and in turn adversely affect the market price of our listed securities.

Our SOL digital asset holdings may not be recognized as cash or financial assets under Nasdaq listing standards, which could jeopardize our continued listing and adversely affect the liquidity and market price of our Common Stock.

Our holding SOL digital assets may not be recognized as cash or cash equivalents or as financial assets for purposes of meeting Nasdaq’s continued listing standards, which could adversely affect our ability to comply with such standards and result in the delisting of our Common Stock.

We have adopted a treasury strategy that includes the acquisition and holding of the digital asset Solana (SOL). Under U.S. generally accepted accounting principles (GAAP), digital assets such as SOL are not recognized as cash or cash equivalents and are not considered financial assets for purposes of meeting regulatory capital, liquidity, or working capital requirements, including those required by Nasdaq for continued listing. As a result, our SOL holdings do not count toward our cash and working capital balances for purposes of Nasdaq’s continued listing standards.

If the value of our SOL holdings declines significantly, or if we are unable to access sufficient liquidity from other sources, we may be unable to meet our working capital requirements or Nasdaq’s continued listing standards, which could result in the delisting of our Common Stock. Furthermore, any decrease in the fair value of SOL below our carrying value could require us to incur a material impairment charge, which may negatively impact our reported stockholders’ equity and our ability to comply with Nasdaq’s continued listing requirements. The inability to count SOL holdings toward required cash or working capital balances may also limit our flexibility in managing our balance sheet and maintaining compliance with Nasdaq’s rules, particularly during periods of digital asset price volatility or market instability.

If we are unable to meet Nasdaq’s continued listing standards as a result of our SOL holdings not being recognized as cash or financial assets, our Common Stock could be delisted, which would have a material adverse effect on the liquidity and market price of our securities.

Our Solana treasury strategy could divert resources and attention away from our biopharmaceutical business and adversely affect our operations.

We have recently adopted a new Solana treasury strategy, pursuant to which we intend to raise significant capital and allocate a substantial portion of the proceeds to investments in Solana, a blockchain-based digital asset. This strategy represents a material shift from our historical focus on the research, development, and commercialization of pharmaceutical products targeting lipid-signaling modulation pathways, including the endocannabinoid system. As a result, there is a risk that a significant portion of our newly raised capital may be allocated to Solana investments rather than to our legacy business operations.  Allocating substantial resources to Solana investments may divert financial and management attention away from our core biopharmaceutical business, potentially resulting in underinvestment in our research and development programs, clinical trials, regulatory activities, and commercialization efforts. This could impair our ability to advance our product candidates, achieve regulatory approvals, or realize the anticipated benefits of our existing pipeline. In addition, the performance of our Solana investments is subject to significant volatility and uncertainty, and there can be no assurance that these investments will generate positive returns or preserve capital. If our Solana investments experience significant losses or fail to perform as expected, our overall financial condition and liquidity could be adversely affected, which may further limit our ability to fund our legacy operations.

Moreover, the strategic shift in capital allocation may create operational and strategic risks, including the potential for misalignment between our management team’s expertise and the requirements of managing digital asset investments, as well as possible negative perceptions among our stakeholders, including investors, partners, and regulators, regarding our commitment to our core biopharmaceutical business. Any neglect or underinvestment in our legacy operations could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our SOL treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions on regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our SOL through entities subject to anti-money laundering regulation and related compliance rules in the United States. Gregory D. Gorgas, our Chief Executive Officer, currently serves as our chief compliance officer, and the Company may elect to identify others to serve in the capacity to ensure appropriate oversight and compliance for our digital asset treasury initiative. If we are found to have purchased any of our SOL from bad actors that have used SOL to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in SOL by us may be restricted or prohibited.

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our SOL holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our SOL holdings. These types of SOL-related transactions are the subject of enhanced regulatory oversight. These and any other SOL-related transactions we may enter into, beyond simply acquiring and holding SOL, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Increased enforcement activity and changes in the regulatory environment, including evolving or changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting SOL, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in SOL.

In addition, private actors that are wary of SOL or the regulatory concerns associated with SOL have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of SOL, signaling a reluctance to facilitate exposure to virtual currencies.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire SOL, which may adversely affect our financial results and the market price of our securities.

We have applied the net proceeds from recent financings to acquire SOL and may do so again in the future. Net proceeds from the exercise of certain warrants will be used for general corporate and working capital purposes in an amount required to cure any existing trading market deficiency and/or to maintain an operating budget of twelve months of cash, with any remaining proceeds available for acquisition of SOL. The price of SOL has been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets are relatively novel, and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of our SOL holdings. Further, the acquisition of large amounts of SOL may become difficult or more costly, which would make it more difficult for us to implement our strategy.

Any decrease in the fair value of SOL below our carrying value for such assets could require us to incur an impairment charge, and such a charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our securities. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our SOL holdings could have a material adverse effect on our financial results and the market price of our securities.

In addition, if investors view the value of our securities as dependent upon or linked to the value or change in the value of our SOL holdings, the price of such digital assets may significantly influence the market price of our securities.

Absent federal regulations, there is a possibility that SOL may be classified as a “security.” Any classification of SOL as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that SOL is a “security,” nor has any court addressed the status of SOL under the U.S. federal securities laws or similar laws. Therefore, while (for the reasons discussed below) we believe that SOL is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) is therefore not required under the applicable securities laws, a regulator or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that SOL is a “security” which could require us to register as an investment company under the Investment Company Act.

We intend to analyze the U.S. federal securities law status of SOL and other cryptocurrencies as guidance and case law evolve. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that SOL is not a “security” is premised, among other reasons, on our conclusion that SOL does not meet the elements of the Howey test and thus is not a security nor bought and sold in securities transactions. Rather, we believe that SOL is a commodity not subject to the U.S. securities laws.

We acknowledge, however, that the SEC, a court or another relevant entity could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex, evolving and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that SOL, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings and lawsuits against us or others, which could result in potential injunctions, cease-and-desist orders, fines and penalties if SOL is determined by a regulatory body or a court to be a security or to be bought and sold in securities transactions. Such developments would adversely affect our business, results of operations, financial condition, and prospects.

Due to the complexity and uncertainty of applying the federal securities and similar laws to digital assets, as well as the fact that different companies doing business in the digital asset industry take varying approaches to analyzing the security status of digital assets, other companies may from time to time reach different conclusions from us on the security status of a particular digital asset. Although we anticipate that these differences will narrow over time, if competitors conclude that they can hold digital assets in ways that we do not permit, then they may have business and revenue opportunities that are not available to us.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

The Investment Company Act is intended to protect investors (for example, by preventing insiders from managing investment companies to their benefit and to the detriment of public investors), and it requires an issuer primarily engaged in the business of investing, reinvesting or trading in securities to register as an investment company, unless a valid exemption applies. Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act since we believe SOL is not an investment security. With respect to Section 3(a)(1)(A), we do not hold ourselves out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting, or trading in securities within the meaning of such section. With respect to Section 3(a)(1)(C), we do not own or propose to acquire investment securities having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our stockholders will not have the regulatory protections provided to investors in investment companies.

SOL and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC (“BlockFi”), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, maintaining our status as a non-investment company or reliance on Rule 3a-2 could require us to take actions to dispose of securities and/or acquire other assets, which dispositions or acquisitions could be required to take place under unfavorable market conditions and could result in the incurrence of losses, and could limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations.

We face risks relating to the custody of SOL, including the loss or destruction of private keys required to access SOL and cyberattacks or other data loss relating to SOL, including smart contract related losses and vulnerabilities.

We plan to hold our SOL with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our SOL among custodians, and our SOL holdings may be concentrated with a single custodian. In light of the significant amount of SOL we anticipate that we may continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our SOL as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may not be available or may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our SOL, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services, we may need to enter into agreements that are less favorable or take other measures to custody our SOL, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Any insurance that may cover losses of our SOL holdings may cover none or only a small fraction of the value of the entirety of our SOL holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our SOL. Moreover, our use of custodians exposes us to the risk that the SOL our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such SOL. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our SOL. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

SOL is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the SOL is held. While the L1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the SOL held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the SOL held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The SOL and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our SOL. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of SOL or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future. Certain employees or vendors may also be vulnerable to physical or psychological coercion, commonly referred to as “wrench attacks,” as well as scams and social engineering tactics intended to obtain access to passwords or private cryptographic keys, in order to then effectuate the unauthorized transfer or theft of digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our SOL holdings.

Because we only recently initiated our SOL treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of SOL. The price of digital assets have historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we are required to adopt under GAAP.

ASU 2023-08 requires us to measure our SOL holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our SOL in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our SOL holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Unrealized fair value gains on our SOL holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The United States enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

In connection with the implementation of our SOL treasury strategy, we expect to adopt ASU 2023-08. ASU 2023-08 requires us to measure our SOL holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our SOL recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our anticipated adoption of ASU 2023-08, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in future tax years. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition. There are, however, significant net operating losses for federal and state tax purposes that may be utilizable to offset these potential future CAMT liabilities.

Due to the unregulated nature and lack of transparency surrounding the operations of many SOL trading venues, SOL trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in SOL trading venues and adversely affect the value of SOL.

SOL trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many SOL trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in SOL trading venues, including prominent exchanges that handle a significant volume of SOL trading and/or are subject to regulatory oversight, in the event one or more SOL trading venues cease or pause for a prolonged period the trading of SOL or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC alleged as part of its June 5, 2023, complaint against Binance that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the SOL market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the SOL market than is commonly understood. Any actual or perceived wash trading in the SOL market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of SOL.

Negative perception, a lack of stability in the broader digital currency markets and the closure, temporary shutdown or operational disruption of SOL trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the SOL ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in SOL and the broader digital currency ecosystem and greater volatility in the price of SOL. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase and Binance, two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities. As the price of our listed securities may be affected by the value of our SOL holdings, the failure of a major participant in the digital currency ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our SOL holdings could enhance the risks inherent in our SOL treasury strategy.

The concentration of our SOL holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our SOL treasury strategy. Any future significant declines in the price of SOL would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other blockchains and associated digital assets, including those with significant private or public sector backing, could have a negative impact on the price of SOL and adversely affect our business.

As a result of our SOL treasury strategy, our assets are concentrated in our SOL holdings. Accordingly, the emergence or growth of digital assets other than SOL may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, that are researching and investing resources into private or permissioned blockchains that do not use SOL’s hybrid proof-of-history and proof-of-stake consensus mechanism, or that use different technical innovations intended to build upon or improve existing consensus mechanisms. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If improved mechanisms for validating transactions on blockchains are perceived as superior to proof-of-stake or hybrid models like Solana's, those digital assets could gain market share relative to SOL.

Our SOL holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our SOL at favorable prices or at all. As a result, our SOL holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, the SOL we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SOL or otherwise generate funds using our SOL holdings, including in particular during times of market instability or when the price of SOL has declined significantly. If we are unable to sell our SOL, enter into additional capital raising transactions, including capital raising transactions using SOL as collateral, or otherwise generate funds using our SOL holdings, or if we are forced to sell our SOL at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Additionally, as of March 31, 2025 we were not in compliance with Nasdaq Listing Rule 5550 (b)(1) which requires minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of that date was $0.7 million.   On May 22, 2025 we received notice from Nasdaq of this deficiency.  In accordance with the notice, we submitted a plan within 45 calendar days of the notice to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the notice to achieve compliance.  The Company has not yet received a response from Nasdaq regarding the submitted plan.

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

We are obligated to use commercially reasonable efforts to invest $250,000 of the net proceeds from the Private Placement to purchase Solana, a cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.

Under the Purchase Agreement, we are obligated to use commercially reasonable efforts to use $250,000 of the net proceeds from the Private Placement to purchase Solana, a cryptocurrency. Solana is a highly volatile asset. Solana does not pay interest, but if management determines to stake the Solana tokens in treasury, certain rewards can be earned on Solana. The ability to generate a return on investment from the purchase of Solana will depend on whether there is appreciation in the value of Solana. Future fluctuations in Solana’s trading prices may result in our converting Solana into cash with a value substantially below the value at which such Solana was purchased.

Any Solana we purchase may be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by: significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Solana at favorable prices or at all. Further, Solana which we may hold with a custodian does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell our Solana or otherwise generate funds using our Solana holdings, or if we are forced to sell our Solana at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Any market activity involving short selling or other market making activities could result in negative impact to the market price for our Common Stock.

Short selling is a method used to capitalize on an expected decline in the market price of a security and could depress the price of our Common Stock, which could further increase the potential for future short sales. Sales of our Common Stock could encourage short sales by market participants, which could create negative market momentum. Continued short selling may bring about a temporary, or possibly long term, decline in the market price of our Common Stock. The Company cannot predict the size of future issuances or sales of Common Stock or the effect, if any, that future issuances and sales of Common Stock will have on its market price or the activities of short sellers. Sales involving significant amounts of Common Stock, including issuances made in the ordinary course of the Company’s business, or the perception that such sales could occur, may materially and adversely affect prevailing market prices of the Common Stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.

Many of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides, in part, that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of Common Stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of Common Stock.As of August 12, 2025, we had 1,321,552 outstanding shares of common stock. All outstanding shares of common stock are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On June 24, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), for the private placement (the “Private Placement”) of (i) 136,843 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of Common Stock at an exercise price of $0.001 per Share (the “Pre-Funded Warrants”), at $5.819 per Pre-Funded Warrant, (iii) warrants to purchase 460,046 shares of Common Stock at an exercise price of $5.82 per share (the “$5.82 Warrants”), and (iv) warrants to purchase 230,023 shares of Common Stock at an exercise price of $10.00 per share (the “$10.00 Warrants”). The Pre-Funded Warrants, the $5.82 Warrants and the $10.00 Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” On July 11, 2025, we filed a registration statement on Form S-1 to register the offer and resale of the shares sold in the private placement, and on July 17, 2025, that registration statement was declared effective by the Securities and Exchange Commission.

On July 18, 2025, we entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. As of August 12, 2025, the Company had $6.5 million of capacity remaining under the Sales Agreement.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, or financial condition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Nevada law. In addition, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide for the following:

•

We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Nevada law. Nevada law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We will also indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•

We are required to advance expenses, as incurred, to any indemnitee in connection with defending a proceeding, except that such indemnitee shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

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

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•	classifying our board of directors (“Board”) into three classes of directors with staggered terms;

•	limiting the liability of, and providing indemnification to, our directors, including provisions that require us to advance payment for defending pending or threatened claims;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Nevada corporation, we are also subject to provisions of Nevada corporate law, including Section 78.411, et seq. of the Nevada Revised Statutes, which prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last two years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Such restriction only applies if the transaction by which the person became an interested stockholder was not approved by the Company’s board of directors

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their Common Stock in an acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by us during the second quarter of 2025 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

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
10.1

At-The-Market Offering Agreement, dated July 18, 2025, between Artelo Biosciences, Inc. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on July 18, 2025)

		8-K	001-38951	07/18/2025
10.2	Securities Purchase Agreement, dated June 24, 2025, between Artelo Biosciences, Inc. and the Purchasers named therein	8-K	001-38951	06/26/2025
10.3	Form of Subscription Agreement by and between Artelo Biosciences Inc. and the purchasers named therein	8-K	001-38951	05/01/2025
10.4	Form of Pre-Funded Warrant	8-K	001-38951	06/26/2025
10.5	Form of $5.82 Warrant	8-K	001-38951	06/26/2025
10.6	Form of $10.00 Warrant	8-K	001-38951	06/26/2025
10.7	Form of Convertible Note	8-K	001-38951	05/01/2025
10.8	Form of Warrant	8-K	001-38951	05/01/2025
31.1	Section 302 Certification				*
32.1 **	Section 906 Certification				*
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

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

Artelo Biosciences, Inc.
(Registrant)

Dated: August 13, 2025	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

