Form 10-Q
period 2025-09-30
ARTELO BIOSCIENCES, INC.
filed 2025-11-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

The Registrant had 2,018,746 shares of common stock issued and outstanding as of November 10, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$1,720	$2,338
Prepaid expenses and other current assets	107	219
Total Current Assets	1,827	2,557
Operating lease right-of-use assets	73	99
Digital assets	325	-
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$4,267	$4,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,868	$1,676
Due to related parties	32	61
Operating lease liabilities - current portion	39	35
Accrued interest - convertible notes	46	-
Convertible notes	875	-
Total Current Liabilities	4,860	1,772

Operating lease liabilities	40	69
TOTAL LIABILITIES	4,900	1,841

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 69,444 shares authorized,
0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized and
1,555,493 and 567,582 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	2	1
Additional paid-in capital	58,491	53,194
Accumulated deficit	(58,849)	(50,136)
Accumulated other comprehensive loss	(277)	(202)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(633)	2,857

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,267	$4,698

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative	$1,814	$870	$4,088	$2,779
Research and development	1,275	325	4,530	3,517
Total operating expenses	3,089	1,195	8,618	6,296

Loss from operations	(3,089)	(1,195)	(8,618)	(6,296)

OTHER INCOME (EXPENSE)
Interest income	5	-	13	-
Interest expense	(111)	-	(183)	-
Net change in fair value of digital assets	75	-	75	-
Net change in fair value of trading marketable securities	-	63	-	248
Total other income (expense)	(31)	63	(95)	248

Provision for income taxes	-	-	-	-

NET LOSS	$(3,120)	$(1,132)	$(8,713)	$(6,048)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	18	(15)	(75)	(15)
Total other comprehensive income (Loss)	18	(15)	(75)	(15)

TOTAL COMPREHENSIVE LOSS	$(3,102)	$(1,147)	$(8,788)	$(6,063)

Basic and diluted loss per share of common stock	$(3.97)	$(2.10)	$(12.48)	$(11.28)

Basic and diluted weighted average of shares of common stock outstanding	787	538	698	536

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2024	567	$1	$53,194	$(50,136)	$(202)	$2,857

Stock based compensation	-	-	192	-	-	192
Net loss for the period	-	-	-	(2,372)	-	(2,372)
Other comprehensive loss	-	-	-	-	(25)	(25)
Balance, March 31, 2025	567	$1	$53,386	$(52,508)	$(227)	$652

Common stock issued for cash, net of issuance costs	137	-	1,081	-	-	1,081
Stock based compensation	-	-	150	-	-	150
Net loss for the period	-	-	-	(3,221)	-	(3,221)
Other comprehensive loss	-	-	-	-	(68)	(68)
Balance, June 30, 2025	704	$1	$54,617	$(55,729)	$(295)	$(1,406)

Common stock issued for cash, net of issuance costs	750	1	3,310	-	-	3,311
Warrants exercised	101	-	132	-	-	132
Stock based compensation	-	-	432	-	-	432
Net loss for the period	-	-	-	(3,120)	-	(3,120)
Other comprehensive loss	-	-	-	-	18	18
Balance, September 30, 2025	1,555	$2	$58,491	$(58,849)	$(277)	$(633)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2023	532	$1	$52,264	$(40,310)	$(203)	$11,752

Common stock issued for cash	6	-	55	-	-	55
Stock based compensation	-	-	213	-	-	213
Net loss for the period	-	-	-	(2,483)	-	(2,483)
Balance, March 31, 2024	538	$1	$52,532	$(42,793)	$(203)	$9,537

Stock based compensation	-	-	195	-	-	195
Net loss for the period	-	-	-	(2,433)	-	(2,433)
Balance, June 30, 2024	538	$1	$52,727	$(45,226)	$(203)	$7,299

Stock based compensation	-	-	209	-	-	209
Net loss for the period	-	-	-	(1,132)	-	(1,132)
Other comprehensive loss	-	-	-	-	(15)	(15)
Balance, September 30, 2024	538	$1	$52,936	$(46,358)	$(218)	$6,361

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,713)	$(6,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	774	617
Net change in fair value of trading marketable securities	-	(248)
Net change in fair value of digital assets	(75)	-
Non-cash lease expense	26	24
Amortization of debt discounts and debt issuance costs	137	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	111	518
Accounts payable and accrued liabilities	2,140	(629)
Accounts payable - related parties	(29)	5
Accrued interest	46	-
Fixed cash payments related to operating leases	(26)	(22)
Net cash used in operating activities	(5,609)	(5,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(250)	-
Investment in trading marketable securities	-	(481)
Proceeds from disposition of marketable securities	-	7,750
Net cash (used in) provided by investing activities	(250)	7,269

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net	4,391	55
Proceeds from issuance of convertible notes, net	737	-
Proceeds from exercise of warrants	132	-
Net cash provided by financing activities	5,260	55

Effect of exchange rate changes on cash	(19)	1

Net change in cash and cash equivalents	(618)	1,542
Cash and cash equivalents - beginning of period	2,338	2,815
Cash and cash equivalents - end of period	$1,720	$4,357

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$-	$111

ARTELO BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

(In thousands, except share and per share data and units of digital assets)

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

Going Concern

The Company has incurred losses since inception and incurred a net loss of $8,713 during the nine months ended September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $1,720.

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

On May 1, 2025, the Company issued at-market, unsecured convertible notes with gross proceeds of $900. The convertible notes bear interest at 12.0% and have a maturity of 180 days. The convertible notes are subject to voluntary and automatic provisions for conversion into the Company’s common stock, as well as conversion into warrants to purchase the Company’s common stock for a five-year period at a price of $6.24 per share, as adjusted for the subsequent reverse stock split. Certain members of the Company’s board of directors, an officer and consultants to the Company acquired $350 of the convertible notes.

On June 24, 2025, the Company entered into a securities purchase agreement with the purchasers named therein, for the private placement of (i) 136,843 shares of the Company’s common stock at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of common stock at an exercise price of $0.001 per share at $5.819 per pre-funded warrant, (iii) warrants to purchase 460,046 shares of common stock at an exercise price of $5.82 per share, and (iv) warrants to purchase 230,023 shares of common stock at an exercise price of $10.00 per share. Total gross proceeds were $1,425, net proceeds were $1,079 after transaction costs of $346.

On July 18, 2025, the Company entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. During the quarter ended September 30, 2025, 50,858 shares were sold under the Sales Agreement for net proceeds of $442.

On August 4, 2025, the Company entered into a securities purchase agreement for an at-the market PIPE (private investment in public equity) for the purchase and sale of securities at a price of $10.45 per unit, consisting of: (a) 906,687 shares of common stock (or pre-funded warrants in lieu thereof); (b) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $10.20 per share; and (c) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $50.00 per share, for expected aggregate gross proceeds of approximately $9,475. The Company agreed that the net proceeds of the sale will be used to purchase Solana’s native token, SOL. On August 19, 2025, this securities purchase agreement was terminated with mutual consent of the Company and investors and all proceeds received from investors were returned.

On September 4, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with R.F. Lafferty, the sole book-running manager and underwriter, relating to an underwritten offering of (i) 640,924 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 40,894 shares of common stock at an exercise price of $0.001 per share, at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $3,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $130 resulting in net proceeds of $2,870. The offering was closed on September 5, 2025. The Company delivered the securities to the R.F. Lafferty on the same day.

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

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including tariffs, trade disputes, extreme weather conditions, increased economic uncertainty, inflation, interest rate fluctuation, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

Reverse Stock Split

On June 12, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to effect a one-for-six (1-for-6) reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share. The Reverse Split was effective as of 12:01 a.m. Eastern Time on June 13, 2025. Pursuant to the Nevada Revised Statutes 78.207, the Company’s board of directors has the authority to effect a reverse stock split without stockholder approval if the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced.

As a result of the Reverse Split, each six (6) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 3,280,000 to approximately 546,667. The number of authorized shares of common stock was reduced from 50,000,000 to 8,333,333, while the number of authorized shares of preferred stock was reduced from 416,667 to 69,444. On August 28, 2025, the Company held a special meeting of stockholders in which the shareholders voted to increase the authorized number of shares of common stock from 8,333,333 shares to 500,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed with the SEC on March 3, 2025.

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

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations associated with clinical trials and related clinical or development manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

The Company recognizes R&D tax credits received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $704 and $1,349 during the nine months ended September 30, 2025, and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,720 and $2,338 in cash and cash equivalents at September 30, 2025, and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of September 30, 2025, was approximately $1,220. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The marketable securities held by the Company, classified as trading marketable securities, had an outstanding balance of $0 as of September 30, 2025, and December 31, 2024.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at September 30, 2025, and December 31, 2024.

Digital Assets

The Company’s digital assets consist solely of our investment in Solana’s native token, SOL, which the Company intends to hold for a period of at least one year from the date of purchase. The Company retains ownership of and control over its digital assets and utilizes a third-party custodial service to secure it. The cost basis of the Company’s digital assets is calculated using the first-in, first-out (FIFO) method.

The Company initially records its digital assets at their cost, which includes the capitalization of any transaction costs or fees, which are subsequently, remeasured at fair value based on the SOL price quoted from its principal market at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized on the consolidated statements of operations.

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

Financial Instruments

The Company follows ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

For the nine months ended September 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,	September 30,
	2025	2024
Stock options	227,842	127,184
Warrants	746,086	23,316
	973,928	150,500

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

New Accounting Standards Adopted

During the nine months ended September 30, 2025, the Company adopted ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The standard requires all entities holding cryptocurrency assets to measure these assets at fair value and disclose significant holdings. As the current reporting period was the first period in which the Company held cryptocurrency assets, there was no impact on any prior reporting periods as a result of the adoption of this standard.

NOTE 3 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s CODM, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: life science. The life science segment is comprised of the Company’s development of therapeutics that target lipid-signaling modulation pathways, including the ECS, a network of receptors and neurotransmitters that form a biochemical communication system throughout the body. The Company’s CODM is its chief executive officer.

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

	Three Months Ended
	September 30,
	2025	2024
General and administrative
Employee and director compensation	$229	$228
Stock-based compensation	240	135
Professional fees	1,013	181
Other general and administrative (a)	332	326
Total general and administrative	$1,814	$870

	Nine Months Ended
	September 30,
	2025	2024

General and administrative
Employee and director compensation	$700	$702
Stock-based compensation	440	408
Professional fees	2,050	734
Other general and administrative (a)	898	935
Total general and administrative	$4,088	$2,779

	Three Months Ended
	September 30,
	2025	2024

Research and development
Employee compensation	$267	$157
Stock-based compensation	188	74
Professional fees	262	1,137
Other research and development (b)	558	(1,043)
Total research and development	$1,275	$325

	Nine Months Ended
	September 30,
	2025	2024

Research and development
Employee compensation	$743	$625
Stock-based compensation	331	209
Professional fees	3,466	3,483
Other research and development (b)	(10)	(800)
Total research and development	$4,530	$3,517

(a)	Consists of investor relations, travel and other office expenses.
(b)	Consists of supplies and other items used in research and development activities.

NOTE 4 – DIGITAL ASSETS

The Company’s digital asset holdings as of September 30, 2025 and December 31, 2024 consist of the following:

	As of September 30, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Solana (SOL)	1,524.69	$250	$325	-	$-	$-
		250	325		-	-

The following represents the movement of the fair value of the Company’s digital asset holdings:

Solana (SOL)
December 31, 2024	$-
Purchase of digital assets	250
Change in fair value	75
September 30, 2025	$325

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, and 2024, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $14 and $7, respectively. As of September 30, 2025, and December 31, 2024, there was $1 and $1, outstanding, respectively.

During the nine months ended September 30, 2025, and 2024, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $71 and $87, respectively. As of September 30, 2025, and December 31, 2024, there was $24 and $36 outstanding, respectively.

During the nine months ended September 30, 2025, and 2024, a company controlled by a director of a subsidiary of the Company provided professional services totaling $55 and $58, respectively. As of September 30, 2025, and December 31, 2024, there was $7 and $24 outstanding, respectively.

NOTE 6 – CONVERTIBLE NOTES

Between April 27, 2025, and May 1, 2025, the Company entered into subscription agreements with various investors, pursuant to which the Company issued convertible notes (the “Notes”) to the investors in an aggregate principal amount of $900 (collectively, the “Notes Offering”). A portion of the Notes shall be convertible into shares of the Company’s common stock, at the election of each investor, pursuant to the Voluntary Conversion (defined below) and the remaining portion of each Note shall be converted into warrants to purchase shares of the Company’s common stock. The sale and issuance of the Notes closed on May 1, 2025.

At the Maturity Date (defined below), the investor may (at the investor’s sole option) convert all of that certain unpaid portion of principal and accrued interest of the investor’s Note into shares of common stock (the “Voluntary Conversion”), specifically into that number of shares of common stock (the “Converted Shares”) equal to the unpaid principal balance and any accrued interest of each Note divided by $7.74. The amount of principal balance and any accrued interest of each Note convertible pursuant to the Voluntary Conversion shall be the number of Converted Shares multiplied by $6.24. Should the investor not elect Voluntary Conversion, such portion of the unpaid principal balance and any accrued interest of each Note subject to Voluntary Conversion shall be immediately due and payable in cash.

The Notes will accrue interest at a rate of 12% per annum, which will adjust to 20% upon an Event of Default (as defined in the Notes). All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable 180 days after the closing of the Notes Offering (the “Maturity Date”).

Upon the closing of the Notes, the Company recorded deferred debt costs of $163 associated with transaction costs of the Notes. As of September 30, 2025, the net carrying value of the Notes is $875 which includes principal of $900 and deferred debt costs of $25. During the nine months ended September 30, 2025, the Company recorded interest expense of $183 associated with the accretion of accrued interest of $46 and $137 amortization of deferred debt costs.

Effective October 28, 2025, the Company entered into an agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes in an aggregate principal amount of $690; and (ii) warrants to purchase an aggregate of 438,182 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.40 per share. The notes will accrue interest at a rate of 12% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable six months after the effective date. Each warrant is immediately exercisable after issuance for five (5) years.

NOTE 7 - EQUITY

Preferred Stock

The Company has authorized 69,444 shares of preferred stock with a par value of $0.001 per share.

As of September 30, 2025, and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As of September 30, 2025, and December 31, 2024, there were 1,555,493 and 567,582 shares of common stock issued and outstanding, respectively.

On June 26, 2025, the Company closed a private placement of (i) 136,843 shares of the Company’s common stock at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of common stock at an exercise price of $0.001 per share at $5.819 per pre-funded warrant, (iii) warrants to purchase 460,046 shares of common stock at an exercise price of $5.82 per share, and (iv) warrants to purchase 230,023 shares of common stock at an exercise price of $10.00 per share. Each share or, at the election of the purchaser in lieu of shares, each pre-funded warrant, was issued and sold along with two (2) $5.82 warrants and one (1) $10.00 warrant. The combined purchase price for the securities was (i) $6.195 per share of common stock and three accompanying warrants and (ii) $6.194 per pre-funded warrant and three accompanying warrants. Total gross proceeds were $1,425, net proceeds were $1,079 after transaction costs of $346.

On July 18, 2025, the Company entered into a Sales Agreement with R.F. Lafferty under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. During the quarter ended September 30, 2025, 50,858 shares were sold under the Sales Agreement for net proceeds of $442.

On September 4, 2025, the Company entered into an Underwriting Agreement  with R. F. Lafferty, the sole book-running manager and underwriter, relating to an underwritten offering of (i) 640,924 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 40,894 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $3,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $130 resulting in net proceeds of $2,870. The offering was closed on September 5, 2025.

Warrants

A summary of activity of the warrants during the nine months ended September 30, 2025, is as follows:

			Weighted
	Number of	Weighted Average	Average
	Shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	23,315	$67.50	0.79
Granted	824,143	6.04	5.00
Expired	-	-	-
Exercised	(101,372)	1.30	-
Outstanding, September 30, 2025	746,086	$8.60	4.59

The intrinsic value of the warrants as of September 30, 2025, is $254. All of the outstanding warrants are exercisable as of September 30, 2025.

2018 Equity Incentive Plan

On February 28, 2025, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”), was increased by 80,693 shares of common stock.

As of September 30, 2025, the 2018 Plan permits the Company to issue up to an aggregate of 335,564 shares of common stock of which 107,722 shares are available to be issued.

The following is a summary of stock option activity during the nine months ended September 30, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding, December 31, 2024	128,976	$11.03	7.76
Granted	98,866	11.03	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2025	227,842	$11.03	8.20

Exercisable options, September 30, 2025	73,112	$12.78	7.21

Valuation

The Company utilizes the Black-Scholes model to value its stock options. During the nine months ended September 30, 2025, the Company utilized the following assumptions:

Nine Months Ended
September 30,
2025
Expected term	5.50 - 5.78 years
Expected average volatility	97 - 98%
Expected dividend yield	-
Risk-free interest rate	3.87%

During the nine months ended September 30, 2025, the Company granted 98,866 options, valued at $849 of which 41,493 options, valued at $356, were for related parties. As of September 30, 2025, $1,094 remains unamortized, of which $613 is for related parties. The intrinsic value of options outstanding as of September 30, 2025, and December 31, 2024, is $0 and $0, respectively.

NOTE 8– INTANGIBLE ASSET

The Company has capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of September 30, 2025, and December 31, 2024.

The amount capitalized consisted of a $1,500 payment and the fair value of 681 shares of common stock of $539. During the nine months ended September 30, 2025, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 9 - LEASE

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

The following summarizes right-of use asset and lease information about the Company’s operating leases as of September 30, 2025:

	Nine Months Ended
	September 30,
	2025	2024

Lease cost
Operating lease cost	$26	$24

Other information
Cash paid for operating cash flows from operating leases	$26	$22
Right-of-use assets obtained in exchange for new operating lease liability	$-	$111

Weighted-average remaining lease term — operating leases (year)	1.83	2.83
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at September 30, 2025, as follows:

Total
Year Ended December 31,
2025	$11
2026	43
2027	30
2028	-
Thereafter	-
84
Less: Imputed interest	(5)
Operating lease liabilities	79

Operating lease liability - current	39
Operating lease liability - non-current	$40

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of September 30, 2025, as follows:

•	The Company is invoiced monthly and quarterly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, USA. Additionally, we have an office outside Manchester, UK, which serves as administrative spaces for managing our subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. The Solana Beach lease runs through August 2027, and the Manchester UK lease is month-to-month.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2025, the Company closed an underwritten offering of (i) 441,210 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 13,335 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4,399 per pre-funded warrant, for aggregate gross proceeds of approximately $2,000, before deducting underwriting discounts and commissions and the other estimated offering expenses. Pursuant to the Underwriting Agreement, the Company has granted R.F. Lafferty a 45-day option to purchase up to an additional 68,181 shares of common stock at $4.40 per share and/or pre-funded warrants at $4,399 per pre-funded warrant, less the underwriting discounts to cover over-allotments, if any.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms. Unless otherwise noted, all amounts are expressed in United States dollars (“USD”) and “we”, “us”, “our” and the “Company” refer to Artelo Biosciences, Inc., including its wholly-owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada, unless otherwise indicated.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2024, and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A as set forth in this Quarterly Report on Form 10-Q.

General Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of therapeutics that target lipid-signaling modulation pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body.

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanisms of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a dual cannabinoid (CB) agonist that targets both the CB1 and CB2 receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13. We are developing ART27.13 as a potential treatment for cancer-related anorexia and it is currently in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”).

Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 in July 2024 and have completed enrolment to a Phase 1 clinical trial in healthy subjects to support the development towards an agent intended to treat chemotherapy-induced peripheral neuropathy. In addition, ART26.12 may have broad applications as a cancer therapeutic, as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. In June 2025, we announced favorable results from our first-in-human study evaluating ART26.12. The Phase 1 Single Ascending Dose (SAD) study was designed to assess the safety, tolerability, and pharmacokinetics of ART26.12 in healthy volunteers and enrolled 49 subjects. All adverse events (AEs) were mild, transient, and self-resolving. No drug-related AEs were observed in the blinded dataset, and no tolerability issues or safety signals were detected across multiple assessments (vital signs, ECGs, clinical laboratory tests, physical examinations, and visual analogue mood scales). In addition, full dose-exposure profiles were successfully explored. Plasma analysis confirmed dose-dependent, linear absorption across the evaluated range. A wide safety margin was observed between estimated therapeutic plasma concentrations and the highest exposure levels achieved, supporting potential titration for maximum efficacy in future studies.

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

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021 and completed enrolling patients in the Phase 1b during the first quarter of 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from the starting dose of 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated. We also received approval from the regulatory authorities to enroll 40 evaluable patients into the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023. As of May 6, 2025, 18 clinical sites across five countries were open for enrollment.

As of June 30, 2025, 32 participants have been enrolled. On September 3, 2025, we announced interim results from the Phase 2a CAReS trial. In the interim analysis, 18 evaluable patients—primarily with lung and gastrointestinal cancers not receiving cyclic chemotherapy—were included. After 12 weeks of treatment in patients who titrated to the top dose evaluated of 1300 micrograms (n=5), ART27.13 demonstrated compelling increases in mean body weight of 6.38% (Standard Deviation or SD 9.50) compared to patients on placebo (n=6) who lost -5.42% (SD 8.17). The maximum weight gain in the ART27.13 group reached 18.5%, versus only 0.4% in placebo. The maximum weight loss in the placebo arm was -17.4%, compared to just -3.0% in the ART27.13 group. Additional benefits were seen in lean body mass, with a +4.23% increase (SD 5.37) in the treatment group versus a -3.15% loss (SD 4.89) in placebo at one month, as well as qualitative improvements in total and weekly activity scores.

Safety results were consistent with prior findings. Among the 32 participants enrolled in the CAReS Phase 2 trial to date, 7 patients (22%) experienced adverse events that may be related to ART27.13. All were mild or moderate, with the exception of a single case of severe malaise, and no drug-related serious adverse events were reported. These data are aligned with safety outcomes observed in Phase 1 of CAReS, supporting ART27.13’s overall favorable tolerability and acceptable safety profile.

Our second in-licensed patented program is being advanced from our platform of small-molecule inhibitors of fatty acid binding proteins, notably FABP5. Fatty acid binding proteins (“FABPs”) are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at Stony Brook University (“SBU”) discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. SBU received approximately $8.0 million in funding from the National Institutes of Health to develop FABP5 inhibitor candidates including a $4.2 million grant in 2020 to advance research of FABP5 inhibition in prostate cancer. We licensed the rights to world-wide intellectual property in all fields and certain know-how to these inhibitors from SBU.

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

Recent Developments

On October 1, 2025, we closed an offering underwritten offering of (i) 441,210 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 13,335 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $2 million, before deducting underwriting discounts and commissions and the other estimated offering expenses. Pursuant to the Underwriting Agreement, we granted R.F. Lafferty a 45-day option to purchase up to an additional 68,181 shares of common stock at $4.40 per share and/or pre-funded warrants at $4.399 per pre-funded warrant, less the underwriting discounts to cover over-allotments, if any.

Effective October 28, 2025, we entered into an agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes in an aggregate principal amount of $690; and (ii) warrants to purchase an aggregate of 438,182 shares of our common stock, par value $0.001 per share, at an exercise price of $3.40 per share.  The notes will accrue interest at a rate of 12% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable six months after the effective date.  Each warrant is immediately exercisable after issuance for five (5) years.

Digital Asset Treasury Strategy — Solana (SOL)

Background

Under the June 2025 private placement offering, we committed to use $250,000 of consideration received in connection with a private placement of equity securities to acquire Solana’s native token, SOL. This initial $250,000 in SOL is held in custody with BitGo, a U.S.-regulated, qualified digital-asset custodian, and is maintained as a long-term, non-core treasury reserve asset measured at fair value pursuant to ASU 2023-08. Changes in fair value flow through net income each reporting period. The Audit Committee will receive reports covering holdings, valuation, counter-party exposure, and compliance with Board resolutions on a quarterly or more frequent basis. A written transaction record is maintained for every SOL purchase or custodial movement and is reconciled daily to custodial statements.

To date, this private placement offering-related resolution, together with the related delegation of authority to management to execute the purchase, constitutes the full extent of Board authorization with respect to digital-asset activity. No comprehensive digital-asset treasury policy has yet been adopted, nor have we adopted formal internal controls or protocols governing the movement or custody of SOL beyond the standard procedures provided by BitGo, and no authorization has been given to stake, lend, pledge, rehypothecate, or otherwise deploy our SOL for yield. Digital-asset treasury disclosures (including this description) will be included in our annual and quarterly reports on Forms 10-K and 10-Q, so that the full Board, the Audit Committee, and outside auditors and advisors can review and comment prior to filing. See “Risk Factors – Risks relating to SOL” in our filings with the SEC for a description of the material risks that apply to our holdings of SOL.

Description of Solana (SOL) and Rationale for Acquisition

SOL is the native digital asset of the Solana blockchain, an open-source, high-performance blockchain designed for speed and scalability. Solana employs a unique hybrid consensus mechanism that combines proof-of-history (PoH) with proof-of-stake (PoS), enabling high throughput and low transaction costs. SOL is primarily used to pay transaction fees (as the network’s “gas” token) and as a means of staking to support the network’s consensus and security, with validators and delegators earning rewards for their participation.

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

•

We expect to continue to incur future R&D expenses associated with the continued development of our drug candidates.  The level of expenses will be highly dependent upon the scope of pre-clinical and clinical development activities and strategies and will also be directly dependent upon the level of our available funding for R&D activities.

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

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

	Three Months Ended
	September 30,
(In thousands)	2025	2024	Change
Operating expenses
General and administrative	$1,814	$870	$944
Research and development	1,275	325	950
Total operating expenses	3,089	1,195	1,894
Loss from operations	(3,089)	(1,195)	(1,894)
Other income	(31)	63	(94)
Net loss	$(3,120)	$(1,132)	$(1,998)

Our operating expenses for the three months ended September 30, 2025, were $3.1 million compared to $1.2 million for the same period in 2024. The increase in operating expenses for the three months ended September 30, 2025, was primarily the result of increases in professional fees associated with our capital raising efforts and increases in research and development expenditures related to our clinical programs. During the three months ended September 30, 2024, the Company received research and development expenditures tax credits of $1.3 million from the UK Government while the same tax credits in the current year were received during the prior quarter.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

	Nine Months Ended
	September 30,
(In thousands)	2025	2024	Change
Operating expenses
General and administrative	$4,088	$2,779	$1,309
Research and development	4,530	3,517	1,013
Total operating expenses	8,618	6,296	2,322
Loss from operations	(8,618)	(6,296)	(2,322)
Other income (expense)	(95)	248	(343)
Net loss	$(8,713)	$(6,048)	$(2,665)

Our operating expenses for the nine months ended September 30, 2025, were $8.6 million compared to $6.3 million for the same period in 2024. The increase in operating expenses for the nine months ended September 30, 2025, was primarily the result of increases in professional fees associated with our capital raising efforts, increases in research and development expenditures related to our clinical programs, as well as a decrease in research and development tax credits from the UK Government during the current period compared to the same period during the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $8.7 million for the nine months ended September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $1.7 million.

In May 2022, we entered into a purchase agreement and a registration rights agreement (the “Equity Line”) with an institutional investor, providing for the sale of up to $20.0 million worth of our common stock over the thirty-six (36) month term of the purchase agreement, which has now expired. As of September 30, 2025, in accordance with the Equity Line we issued a total of 74,153 shares of our common stock under the purchase agreement with aggregate proceeds of $0.7 million.

In July 2023, we filed a $75.0 million in aggregate value shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75.0 million of our common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the our public float within a twelve (12) month period if the public float is less than $75.0 million as of relevant measurement dates under applicable securities laws.

On May 1, 2025, we issued at-market, unsecured convertible notes with gross proceeds of $0.9 million. The convertible notes bear interest at 12.0% and have a maturity of 180 days. The convertible notes are subject to voluntary and automatic provisions for conversion into our common stock, as well as conversion into warrants to purchase our common stock for a five-year period at a price of $6.24. Certain members of our board of directors, an officer and consultants acquired $0.4 million of the convertible notes.

On June 24, 2025, we entered into a securities purchase agreement with the purchasers named therein, for the private placement of (i) 136,843 shares of our common stock at $5.82 per share, (ii) pre-funded warrants to purchase 93,180 shares of common stock at an exercise price of $0.001 per share at $5.819 per pre-funded warrant, (iii) warrants to purchase 460,046 shares of common stock at an exercise price of $5.82 per share, and (iv) warrants to purchase 230,023 shares of common stock at an exercise price of $10.00 per share. Total gross proceeds were $1.4 million, net proceeds were $1.1 million after transaction costs of $0.3 million.

On July 18, 2025, we entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. During the quarter ended September 30, 2025, 50,858 shares were sold under the Sales Agreement for net proceeds of $0.4 million.

On August 4, 2025, we entered into a securities purchase agreement for an at-the market PIPE (private investment in public equity) for the purchase and sale of securities at a price of $10.45, consisting of: (a) 906,687 shares of common stock (or pre-funded warrants in lieu thereof); (b) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $10.20 per share; and (c) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $50.00 per share, for expected aggregate gross proceeds of approximately $9.5 million. We agreed that the net proceeds of the sale will be used to purchase SOL.  On August 19, 2025, this securities purchase agreement was terminated with mutual consent of us and investors and all proceeds received from investors were returned.

On September 4, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with R.F. Lafferty, the sole book-running manager and underwriter, relating to an underwritten offering of (i) 640,924 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 40,894 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $3.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses of $0.1 million resulting in net proceeds of $2.9 million. The offering was closed on September 5, 2025. We delivered the securities to R.F. Lafferty on the same day.

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

Our expected future capital requirements depend on many factors including expansion of our product portfolio and the timing and extent of spending on research and development activities. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt or additional equity financings that we complete may contain terms that are not favorable to us or our stockholders.

Working Capital

	September 30,	December 31,
(In thousands)	2025	2024	Change
Current Assets	$1,827	$2,557	$(730)
Current Liabilities	4,860	1,772	3,088
Working Capital	$(3,033)	$785	$(3,818)

Our total current assets as of September 30, 2025, were $1.8 million as compared to total current assets of $2.6 million as of December 31, 2024. The decrease in current assets was primarily due to the funding of our operating activities in excess of the cash raised in our financings completed during the current year.

Our total current liabilities as of September 30, 2025, were $4.9 million as compared to total current liabilities of $1.8 million as of December 31, 2024, the result of our deferring payment to certain vendors as a result of our cash preservation strategy.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024	Change
Cash flows used in operating activities	$(5,609)	$(5,783)	$174
Cash flows (used in) provided by investing activities	(250)	7,269	(7,519)
Cash flows provided by financing activities	5,260	55	5,205
Effect of exchange rate changes on cash	(19)	1	(20)
Net change in cash and cash equivalent during period	$(618)	$1,542	$(2,160)

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $5.6 million compared to $5.8 million during the nine months ended September 30, 2024. Cash used in operating activities during the nine months ended September 30, 2025, was attributed to a net loss of $8.7 million offset by decreases in operating assets and increases in liabilities of $2.2 million and non-cash stock-based compensation of $0.8 million. Cash used in operating activities during the nine months ended September 30, 2024, was attributed to a net loss of $6.0 million and a non-cash gain of $0.2 million associated with our trading of marketable securities and decreases in operating assets and liabilities of $0.1 million offset by stock-based compensation of $0.6 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash provided by investing activities was $0.3 million compared to $7.3 million during the nine months ended September 30, 2024. Cash flows used in financing activities during the nine months ended September 30, 2025, were the result of our investment in Solana. Cash flows provided by investing activities of $7.3 million was the result of $7.8 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash flows provided by financing activities was $5.3 million compared to $0.1 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $4.5 million and net proceeds from the issuance of convertible notes of $0.7 million. During the nine months ended September 30, 2024, cash flows provided by financing activities were comprised of proceeds from the issuance of common stock of $0.1 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 10, “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the three months ended September 30, 2025, and 2024.

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

New Accounting Standard Adopted

There were no new accounting standards adopted during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive principal financial and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by us during the third quarter of 2025 that were not previously reported in our quarterly reports on Form 10-Q or current reports on Form 8-K filed with the SEC.

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

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the SEC on May 11, 2023)
3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 13, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 21, 2023)
3.4	Certificate of Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on September 10, 2025)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on September 5, 2025)
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on October 1, 2025)
10.1

At-The-Market Offering Agreement by and among the Artelo Biosciences, Inc. and R.F. Lafferty & Co., Inc., dated as of July 18, 2025 (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the SEC on July 18, 2025)

10.2

Form of Securities Purchase Agreement by and between Artelo Biosciences, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 4, 2025)

10.3

Consulting Agreement by and between Artelo Biosciences, Inc. and ABK Labs, Inc., dated August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 7, 2025)

10.4

Form of Termination and Mutual Release Agreement by and between Artelo Biosciences, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 20, 2025)

10.5

Termination Agreement by and between Artelo Biosciences, Inc. and ABK Labs, Inc., dated August 19, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 20, 2025)

10.6	Cooperation Letter Agreement dated October 15, 2025, among the Company and the Farb Parties (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 17, 2025)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________

*	Filed herewith
**

The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: November 12, 2025	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Mark Spring
Mark Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

