Form 10-K
period 2025-12-31
ARTELO BIOSCIENCES, INC.
filed 2026-02-24
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-38951

Artelo Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1220924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Lomas Santa Fe, Suite 160, Solana Beach, CA USA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 925-7049

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ARTL	The Nasdaq Stock Market LLC

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

The aggregate market value of Common Stock, $0.001 par value per share (the “Common Stock”), held by non-affiliates of the registrant on June 30, 2025, was $9,288,602 based on a $13.27 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant had 2,124,772 shares of Common Stock issued and outstanding as of February 20, 2026.

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

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars (“USD”) and all references to “common shares” refer to shares of our Common Stock.

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

We are currently developing a novel, benzimidazole dual cannabinoid (CB) agonist that targets both the CB1 and CB2 peripheral receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13 and was initially developed by AstraZeneca plc. We are developing ART27.13 as a potential treatment for cancer-related anorexia and it is currently in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). In an interim analysis of the on-going Phase 2a CAReS trial, patients with cancer anorexia receiving ART27.13 demonstrated a mean weight gain of over 6% compared to a 5% loss in the placebo group, while maintaining a safety profile similar to the Phase 1b despite doses up to twice the previous maximum. Currently there is no FDA approved treatment for cancer anorexia cachexia syndrome.

Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 in July 2024 and have completed enrolment to a Phase 1 clinical trial in healthy subjects to support the development towards an agent intended to treat chemotherapy-induced peripheral neuropathy (“CIPN”). In addition, ART26.12 may have broad applications as a cancer therapeutic, as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. In June 2025, we announced favorable results from our first-in-human study evaluating ART26.12. The Phase 1 Single Ascending Dose (SAD) study was designed to assess the safety, tolerability, and pharmacokinetics of ART26.12 in healthy volunteers and enrolled 49 subjects. All adverse events (AEs) were mild, transient, and self-resolving. No drug-related AEs were observed in the blinded dataset, and no tolerability issues or safety signals were detected across multiple assessments (vital signs, ECGs, clinical laboratory tests, physical examinations, and visual analogue mood scales). In addition, full dose-exposure profiles were successfully explored. Plasma analysis confirmed dose-dependent, linear absorption across the evaluated range. A wide safety margin was observed between estimated therapeutic plasma concentrations and the highest exposure levels achieved, supporting potential titration for maximum efficacy in future studies.  In addition to ART26.12 in CIPN, our extensive library of small molecule inhibitors of Fatty Acid Binding Proteins (“FABPs”) has shown therapeutic potential for the treatment of certain cancers, neuropathic and nociceptive pain, psoriasis, and anxiety disorders.

ART12.11 is our wholly owned, proprietary cocrystal composition of cannabidiol (CBD) and tetramethylpyrazine (TMP). Isolated as a single crystalline form, ART12.11 has exhibited better pharmacokinetics and improved efficacy compared to other forms of CBD in nonclinical studies. Greatly enhanced pharmaceutical properties, including physicochemical, pharmacokinetic, and pharmacodynamic advantages have been observed with ART12.11. We believe a more consistent and improved bioavailability profile may ultimately lead to increased safety and efficacy in humans, thus making ART12.11 a preferred CBD pharmaceutical composition. The U.S. issued composition of matter patent for ART12.11 is enforceable until December 10, 2038 and has now been granted or validated in 21 additional countries.

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 full-receptor agonist, which was originally invented at AstraZeneca plc. We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13 from AstraZeneca plc. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca plc, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), U.S. and Canadian regulators indicated there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021 and completed enrolling patients in the Phase 1b during the first quarter of 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from the starting dose of 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at 8 weeks in patients for whom intra-patient dose escalation is expected to be well tolerated. We also received approval from the regulatory authorities to enroll 40 evaluable patients into the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 with 18 clinical sites across five countries.

As of December 31, 2025, 32 participants have been enrolled. On September 3, 2025, we announced interim results from the Phase 2a CAReS trial. In the interim analysis, 18 evaluable patients—primarily with lung and gastrointestinal cancers not receiving cyclic chemotherapy—were included. After 12 weeks of treatment in patients who were titrated to the top dose evaluated of 1300 micrograms (n=5), ART27.13 demonstrated compelling increases in mean body weight of 6.38% (Standard Deviation or SD 9.50) compared to patients on placebo (n=6) who lost -5.42% (SD 8.17). The maximum weight gain in the ART27.13 group reached 18.5%, versus only 0.4% in placebo. The maximum weight loss in the placebo arm was -17.4%, compared to just -3.0% in the ART27.13 group. Additional benefits were seen in lean body mass, with a +4.23% increase (SD 5.37) in the treatment group versus a -3.15% loss (SD 4.89) in placebo at one month, as well as qualitative improvements in total and weekly activity scores.

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

Our second in-licensed patented program is being advanced from our platform of small-molecule inhibitors of FABPs, notably FABP5. FABPs are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at Stony Brook University (“SBU”) discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. We licensed the rights to world-wide intellectual property in all fields and certain know-how to these inhibitors from SBU.

Our lead FABP5 inhibitor program is designated ART26.12. Preclinical research with ART26.12 showed evidence of activity in multiple pain models including osteoarthritis, cancer bone pain, and neuropathic pain. Based upon positive preclinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and CIPN, we prioritized CIPN as the initial indication for development of ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the U.S., UK or EU. We submitted an IND application for ART26.12 to the FDA on June 10, 2024 and received a study may proceed notice from the FDA on July 8, 2024. First-in-human studies for ART26.12 began in Q4 of 2024 and we successfully completed dosing all 48 healthy volunteers planned for the Phase 1 Single Ascending Dose study at the end of April 2025. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for drug development in oncology. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. Through our sponsored research we have also subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

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

Background

Emerging science suggests that modulating lipid-signaling pathways can unlock novel therapeutic strategies for diseases and medical conditions for which there are no or limited options. Lipids are critical to certain cell signaling pathways. Lipid-signaling modulation is the alteration of the signaling of lipid molecules to change biological activity or function within cellular communication pathways. Lipids contain various fatty acids as their building blocks and are the key components of lipid activity. Fatty Acid Binding Proteins (FABPs) facilitate lipid-signaling by binding to fatty acids which control various cellular functions. FABPs are essential mediators of normal cell signaling processes and under certain conditions can be associated with dysfunctional signaling. Inhibition of specific FABPs may correct abnormal lipid-signaling or improve the function of the endocannabinoid system (“ECS”), which holds promise as new treatment modalities. We are at the forefront of advancing the application of lipid-modulating therapeutics.

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
ART27.13 – Synthetic GPCR CB1 and CB2 Receptor Agonist

Two (2) issued patents (U.S.) including composition of matter, terms of 11/3/25 and 5/31/28, eighteen (18) issued foreign patents, and one (1) Artelo-owned composition application with eighteen (18) pending National Phase filings, three (3) pending applications (Japan, Taiwan and U.S.) with composition claims, and one (1) pending provisional application in the U.S. for the treatment of eye-disorders, including glaucoma.

Worldwide exclusive license
ART26.12 – FABP5 inhibitor and FABP5 inhibitors platform

Six (6) patents issued (U.S.) and eleven (11) issued foreign patents. Covers the target, composition of matter, and utility claims. In addition, there are twenty-five (25) pending applications related to the ART26.12 program and related chemistries.

Worldwide exclusive license
ART12.11 – Synthetic CBD Cocrystal

Issued one (1) composition of matter patent (U.S.) and one (1) methods of use patent (U.S.). Both with a term through 12/10/38. Six (6) issued foreign patents and eight (8) pending applications (U.S. & Intl).

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

In clinical development studies with NEOMED’s prior sponsor, ART27.13 was dosed in over 200 subjects. From 2007 to 2008, ART27.13 was evaluated in five phase 1 clinical trials under its original sponsor, AstraZeneca plc. ART27.13 was administered orally in 205 patients and its safety, tolerability, pharmacokinetics and pharmacodynamics were investigated. Four of these studies were single dose or Single Ascending Dose (“SAD”) studies. An initial SAD study was conducted in the UK. The program was completed with another study performed in a Japanese population. The two other single dose studies aimed at measuring a pharmacodynamics effect (Proof-of-Principle or POP studies) on analgesia using the capsaicin test in one case, and the third molar extraction model in the other case. The last phase 1 study was a Multiple Ascending Dose (“MAD”) study, where patients with chronic lower back pain received ART27.13 for a scheduled period of 12 days. Further details of the studies are found in Table 1.

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

10

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

Scientific Approach

We intend to create, acquire, and develop a broad spectrum of therapeutics, each of which has the potential to modulate lipid signaling for human health. The principal scientific platforms of our strategy are as follows:

•

New Chemical Entities.  We expect to license intellectual property rights for research stage platforms and new chemical entities developed within leading academic institutions under which we may develop programs that target lipid signaling pathways, including molecules that modulate the ECS. These programs may involve the use of compounds which are neither plant-based nor synthetically derived cannabinoids and are instead small molecules that have been shown to have promising potential in lipid signaling pathways. Our initiatives for this strategy led us to the license novel technology from Stony Brook University, which we expect to be a core platform for the Company. This platform comprises multiple inhibitors to FABPs and the lead program is designated ART26.12.

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

Our board of directors (“Board”) and management have experience developing and commercializing ethical pharmaceutical products, including several first-in-class therapeutics. As we build our pipeline and advance our research and clinical development programs, we will evaluate partnerships with large pharmaceutical and biopharmaceutical companies where applicable. Based upon our management’s current experience and the future talent we may attract, we plan to retain rights to develop and commercialize products on our own. However, we will seek to collaborate with biopharmaceutical partners should that strategy be believed to maximize the value for our stockholders.

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

12

•

ART27.13 – ART27.13 is our name for the synthetic GPCR CB1 and CB2 receptor agonist compound formerly known as NEO1940 and AZD1940. We developed a synthetic oral formulation suitable for clinical evaluation for potential use in the treatment of anorexia/weight loss associated with cancer. ART27.13 has been administered to 205 subjects in prior phase 1 studies and 24 cancer patients in our Phase 1b stage of the Cancer Appetite Recovery Study (CAReS). On September 3, 2025, we announced interim results from the Phase 2a CAReS trial. In the interim analysis, 18 evaluable patients—primarily with lung and gastrointestinal cancers not receiving cyclic chemotherapy—were included. After 12 weeks of treatment in patients who were titrated to the top dose evaluated of 1300 micrograms (n=5), ART27.13 demonstrated compelling increases in mean body weight of 6.38% (Standard Deviation or SD 9.50) compared to patients on placebo (n=6) who lost -5.42% (SD 8.17). The maximum weight gain in the ART27.13 group reached 18.5%, versus only 0.4% in placebo. The maximum weight loss in the placebo arm was -17.4%, compared to just -3.0% in the ART27.13 group. Additional benefits were seen in lean body mass, with a +4.23% increase (SD 5.37) in the treatment group versus a -3.15% loss (SD 4.89) in placebo at one month, as well as qualitative improvements in total and weekly activity scores.

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

•

ART26.12 – ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of FABPs, notably FABP5. We received FDA clearance for our IND application for ART26.12 in July 2024 and have completed enrolment to a Phase 1 clinical trial in healthy subjects to support the development towards an agent intended to treat CIPN. In addition, ART26.12 may have broad applications as a cancer therapeutic, as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. In June 2025, we announced favorable results from our first-in-human study evaluating ART26.12. The Phase 1 Single Ascending Dose (SAD) study was designed to assess the safety, tolerability, and pharmacokinetics of ART26.12 in healthy volunteers and enrolled 49 subjects. All adverse events (AEs) were mild, transient, and self-resolving. No drug-related AEs were observed in the blinded dataset, and no tolerability issues or safety signals were detected across multiple assessments (vital signs, ECGs, clinical laboratory tests, physical examinations, and visual analogue mood scales). In addition, full dose-exposure profiles were successfully explored. Plasma analysis confirmed dose-dependent, linear absorption across the evaluated range. A wide safety margin was observed between estimated therapeutic plasma concentrations and the highest exposure levels achieved, supporting potential titration for maximum efficacy in future studies.  In addition to ART26.12 in CIPN, our extensive library of small molecule inhibitors of FABPs has shown therapeutic potential for the treatment of certain cancers, neuropathic and nociceptive pain, psoriasis, and anxiety disorders.

•

ART12.11 – Our novel solid-state CBD composition co-formed with TMP is targeted for development in anxiety disorders and rare/orphan diseases. The anxiety strategy became a priority based upon results comparing ART12.11 to CBD in a stress-induced model of anxiety, where ART12.11 showed a treatment effect in all nine evaluations and CBD alone failed all tests. Our rare/orphan disease strategy is supported by commercial approval and sales of another company’s product containing CBD. In addition, we have data demonstrating a similar pharmacokinetic profile to CBD formulated as a liquid with sesame seed oil, despite ART12.11’s formulation being unoptimized and currently under development for administration as an oral solid.

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

20

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

Employees and Human Capital

As of December 31, 2025, we had seven (7) employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also engage multiple contractors, consultants and advisors who provide services on a part-time basis. Our employees, contractors and consultants conduct or oversee all day-to-day operations of the Company including technical development, research, and administration. We currently have no material retainers or minimum financial commitments with any of our consultants, contractors or service providers. We consider relations with our employees, consultants, and contractors to be satisfactory.

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

Corporate and Available Information

We were incorporated in Nevada in May 2011. Our principal executive offices are located at 505 Lomas Santa Fe, Suite 160, Solana Beach, CA 92075, and our telephone number is (858) 925-7049. Our investor relations website is located at ir.artelobio.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (“SEC”).

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

•

We are currently receiving Research and Development, or R&D, tax credits from the UK in connection with our clinical trials being conducted in the UK. Effective for accounting periods starting on or after April 1, 2024, expenditures on certain staffing costs in connection with activities which take place outside the UK as part of our clinical trials, will not qualify for R&D tax credits unless restrictive conditions are met.

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

As of December 31, 2025, we had approximately $0.6 million in cash and cash equivalents and restricted cash, and working capital of negative $3.3 million, and we have incurred and expect to continue to incur significant costs in pursuit of our drug candidates. For the year ended December 31, 2025, we recorded a net loss of approximately $12.9 million and used cash in operations of approximately $8.5 million. Our financial statements for the year ended December 31, 2025 have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated substantial product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates. We expect to continue to fund our operations primarily through additional raises of capital.

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

As described in Part II, Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in January 2026 the Company entered into the Equity Line with an institutional investor which provides, among other things, for the sale by us to the institutional investor of up to $25.0 million in shares of our Common Stock, which at the Company’s sole discretion can be increased by an additional $25.0 million once the initial $25.0 million is exhausted, subject to the terms of the Equity Line. Though the Company has the right, but not the obligation, to sell to the institutional investor shares of our Common Stock under the Equity Line, market conditions may not be favorable for us to sell shares of our Common Stock to the institutional investor.

Under the terms of the Equity Line, the Company is prohibited from effecting or entering into an agreement to effect any issuance by us or our subsidiaries of shares of our Common Stock involving the issuance of any variable rate securities (as defined therein) during certain standstill periods (as defined therein), not including the prohibition of the issuance and sale of shares of our Common Stock pursuant to an “at-the-market offering” by us exclusively through a registered broker-dealer acting as our agent pursuant to a written agreement between us and such registered broker-dealer.

The Company is currently receiving Research and Development (“R&D”) tax credits from the UK in connection with its activities in the UK. The value of these will likely decrease and there is an increased risk payments may be significantly delayed.

The UK government grants R&D tax credits to companies conducting preclinical research and clinical trials in the UK, as the Company is currently doing. The credits are paid in cash to loss-generating companies, which effectively reduces the costs, and the cash the Company uses, for our current trials. The value of R&D tax credits has decreased for all companies due to legislative changes affecting expenditure incurred after April 1, 2023. As a result of this and because of the increase in R&D activities in the U.S. the company will likely no longer meet the definition of a “R&D intensive” company in the UK and will therefore only be eligible for payable credits at the lower rate of 10%. Furthermore, increased compliance activity by the UK tax authorities over the last year has resulted in a significantly higher number of claims being selected for enquiry. In the event of an inquiry the payment of the R&D credit would be delayed by 6 – 12 months.

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

The Company may experience delays in providing sufficient product for future testing of our candidates due to prior and any future supply chain limitations caused by pandemics.

Due to prior and any future supply chain disruptions caused by pandemics, our contract manufacturing organizations may experience an inability to manufacture and produce sufficient quantities of our drug candidates as the Company progresses through our regulatory testing and/or approval. Should this happen, the Company may not be able to provide sufficient quantities of our drug candidates to complete our testing as currently planned which could delay our ability to bring an approved drug to market. Such a delay may cause us to use more capital than currently planned which may have a material adverse effect on our projected timing of product approval and financials.

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

The Company will need to rely on third parties to conduct our preclinical research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such research or trials.

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

The Company currently has no marketing and sales organization and has no experience in marketing products. If the Company is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved in the future, the Company may not be able to generate product revenue.

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

The Company has entered into agreements with third parties to handle the manufacturing supply chain for our product candidates ART27.13 and ART26.12. If these manufacturers are unable or unwilling to provide us with sufficient quantities of our product candidates to meet its demands or fails to meet its standards of quality or other specification or to achieve drug cGMP compliance, the Company may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with substitute suppliers in a timely manner or at all.

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

Schedule I controlled substances once approved for medical use in the United States may be placed in Schedules II-V, since marketing approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination within ninety days, taking into account recommendations from the FDA controlled substances staff, in order to place the product in a schedule other than Schedule I so that it may be prescribed to patients in the US Furthermore, if the FDA, DEA, or any foreign regulatory authority subsequently determines that any approved and commercialized cannabinoid-based products may have potential for abuse, it may require us to generate more clinical or other data to establish whether or to what extent the substance has an abuse potential, which could result in a re-scheduling of the product and increase the costs associated with marketing that product. The Company has received guidance from the DEA that if a product does not contain any quantity of synthetically produced THC (or any other controlled substance), it is not controlled under the CSA. Additionally, the Company has obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Prior to June 2018, GW Pharmaceuticals was developing a phytocannabinoid CBD product designated as Schedule I. Since the FDA approval in June 2018 of Epidiolex® in the US, the DEA has removed it from the list of Schedule I chemicals and from the list of controlled substances.

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

40

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

The Company is partially dependent on initial and continued market acceptance and proliferation of cannabinoid-derived therapeutic treatments, and specifically ART12.11, our CBD cocrystal. The Company believes that as cannabinoid-derived products become more widely accepted by the medical and scientific communities and the public at large, stigma associated with cannabinoid-derived products and treatments will moderate and, as a result, consumer demand is likely to continue to grow. However, the Company cannot predict the future growth rate and size of the market, assuming that the regulatory framework is favorable of which there can be no assurance. Any negative outlook on cannabinoid-derived products and treatments could adversely affect our business prospects.

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

To date, the FDA has only approved one plant-derived cannabinoid product as safe and effective for initial indications related to epilepsy in children. The FDA is aware that there is considerable interest in the use of cannabinoids to attempt to treat a number of medical conditions. The Company has received guidance from the DEA that if a product does not contain any quantity of synthetically produced THC (or any other controlled substance), it is not controlled under the CSA. Additionally, the Company has obtained laboratory certifications that its synthetic CBD product candidate, ART12.11 does not contain any levels of THC. Before conducting testing in humans in the U.S. of a drug that has not been approved by the FDA, the Company will need to submit an IND application to the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Our ability to compete in our highly competitive industry depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. The Company is highly dependent on our Chief Executive Officer, President, and Secretary, Gregory D. Gorgas. The loss of the services of Mr. Gorgas, and our inability to find a suitable replacement could result in delays in research and development and product development and significantly harm our business. Additionally, although the Company has entered into an employment agreement with Mr. Gorgas, this employment agreement provides for at-will employment, which means that Mr. Gorgas could leave our employment at any time, with or without notice. The Company maintains a “key person” insurance policy on the life of Mr. Gorgas.

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

In order to maintain our listing on The Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”), the Company is required to comply with the Nasdaq requirements, which includes maintaining minimum stockholders’ equity.

On May 22, 2025, we received a notice from the Nasdaq staff notifying us that, because our stockholders’ equity was below $2.5 million as reported on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we no longer meet the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1). Pursuant to the notice and the Listing Rules of Nasdaq, we submitted a plan to regain compliance with the minimum stockholders’ equity requirement within 45 calendar days of receiving the letter from the Staff. This plan was updated and resubmitted to Nasdaq on August 29, 2025. The Nasdaq staff determined that the Company has not completed the capital raising that was discussed in the materials submitted to Nasdaq on July 7, 2025, and August 29, 2025, which the Company expected would enable it to demonstrate compliance with the Listing Rule. As a result, on November 19, 2025, the Company received a delist determination letter from Nasdaq advising the Company that the Nasdaq staff had determined that the Company had not satisfied the conditions set forth in the May 22 letter to regain compliance. Additionally, because the Company’s annual shareholder meeting on December 31, 2025, was adjourned due to a lack of a quorum, Nasdaq issued an additional deficiency notice related to the requirement for holding annual meetings. The Company appealed Nasdaq’s determination to a hearing panel on January 15, 2026, to stay any further delisting actions. On February 2, 2026, the hearing panel issued an extension to March 30, 2026, for the Company to resolve the minimum shareholders’ equity deficiency. The Company held its annual meeting on January 30, 2026, and cured the annual meeting deficiency. Following the hearing panel’s extension, the Company’s Common Stock will continue to trade on Nasdaq under the symbol “ARTL.”

Although we intend to use all reasonable efforts to achieve compliance with all Nasdaq listing standards, there can be no assurance that we will be able to regain compliance with the listing standards or that we will otherwise be in compliance with other applicable Nasdaq listing criteria. Furthermore, Nasdaq may delist our Common stock for public interest concerns, even if we are able to regain compliance for continued listing on Nasdaq under the listing requirements.

If the Company is unable to maintain compliance with Nasdaq’s continued listing requirements, delisting from The Nasdaq Capital Market or any Nasdaq market could make trading our Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our Common Stock as currency or the value accorded by other parties. Further, if the Company is delisted, the Company would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Common Stock and the ability of our stockholders to sell our Common Stock in the secondary market. If our Common Stock is delisted by Nasdaq, our Common Stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our Common Stock. The Company cannot assure you that our Common Stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our Common Stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

If the Company sells securities in future financings our stockholders may experience immediate dilution and, as a result, our stock price may decline.

The Company may from time-to-time issue additional shares of Common Stock at a discount from the current market price of our Common Stock, including potential sales of our equity to an institutional investor as described above. As a result, our stockholders would experience immediate dilution upon the purchase of any of our securities sold at such discount. In addition, as opportunities present themselves, the Company may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or Common Stock. If the Company issues Common Stock or securities convertible into Common Stock, our common stockholders could experience additional dilution and, as a result, our stock price may decline.

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

Certain of the outstanding shares of Common Stock may be “restricted securities” within the meaning of Rule 144. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides, in part, that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of Common Stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of Common Stock.

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

The Company incurs significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, the Company will continue to incur significant legal, accounting, and other expenses. The Company is subject to the reporting requirements of the Exchange Act, which will require, among other things, that the Company files with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which the Company operates our business in ways the Company cannot currently anticipate.

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

Our amended and restated articles of incorporation, bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•	classifying our Board into three classes of directors with staggered terms;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock;

•	limiting the liability of, and providing indemnification to, our directors, including provisions that require the company to advance payment for defending pending or threatened claims;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office; and

•	providing that directors may be removed by stockholders at any time.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate key personnel, including our Chief Financial Officer, to manage the risk assessment and mitigation process.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock and Warrants

Our Common Stock and warrants began trading on The Nasdaq Capital Market tier of Nasdaq on June 21, 2019, under the trading symbols “ARTL” and “ARTLW”, respectively. On June 17, 2024, the warrants expired and were removed from trading.

Holders

As of February 20, 2026, there were approximately 167 registered stockholders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2025, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2025.

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

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanisms of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs. We are currently developing a novel, benzimidazole dual cannabinoid (CB) agonist that targets both the CB1 and CB2 receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13 and was initially developed by AstraZeneca plc. We are developing ART27.13 as a potential treatment for cancer-related anorexia and it is currently in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). In an interim analysis of the on-going Phase 2a CAReS trial, patients with cancer anorexia receiving ART27.13 demonstrated a mean weight gain of over 6% compared to a 5% loss in the placebo group, while maintaining a safety profile similar to the Phase 1b despite doses up to twice the previous maximum.  Currently there is no FDA approved treatment for cancer anorexia cachexia syndrome.

Our second program, ART26.12 is a small molecule and the lead product candidate from our chemical library of inhibitors of fatty acid binding proteins, notably Fatty Acid Binding Protein 5 (“FABP5”). We received U.S. Food & Drug Administration (the “FDA”) clearance for our Investigational New Drug (“IND”) application for ART26.12 in July 2024 and have completed enrolment to a Phase 1 clinical trial in healthy subjects to support the development towards an agent intended to treat chemotherapy-induced peripheral neuropathy (“CIPN”). In addition, ART26.12 may have broad applications as a cancer therapeutic, as a treatment for dermatologic conditions, such as psoriasis, as a treatment for pain and inflammation, and potential use in anxiety-related disorders, including post-traumatic stress disorder. In June 2025, we announced favorable results from our first-in-human study evaluating ART26.12. The Phase 1 Single Ascending Dose (SAD) study was designed to assess the safety, tolerability, and pharmacokinetics of ART26.12 in healthy volunteers and enrolled 49 subjects. All adverse events (AEs) were mild, transient, and self-resolving. No drug-related AEs were observed in the blinded dataset, and no tolerability issues or safety signals were detected across multiple assessments (vital signs, ECGs, clinical laboratory tests, physical examinations, and visual analogue mood scales). In addition, full dose-exposure profiles were successfully explored. Plasma analysis confirmed dose-dependent, linear absorption across the evaluated range. A wide safety margin was observed between estimated therapeutic plasma concentrations and the highest exposure levels achieved, supporting potential titration for maximum efficacy in future studies. In addition to ART26.12 in CIPN, our extensive library of small molecule inhibitors of Fatty Acid Binding Proteins (“FABPs”) has shown therapeutic potential for the treatment of certain cancers, neuropathic and nociceptive pain, psoriasis, and anxiety disorders.

ART12.11 is our wholly owned, proprietary cocrystal composition of cannabidiol (CBD) and tetramethylpyrazine (TMP). Isolated as a single crystalline form, ART12.11 has exhibited better pharmacokinetics and improved efficacy compared to other forms of CBD in nonclinical studies. Greatly enhanced pharmaceutical properties, including physicochemical, pharmacokinetic, and pharmacodynamic advantages have been observed with ART12.11. We believe a more consistent and improved bioavailability profile may ultimately lead to increased safety and efficacy in humans, thus making ART12.11 a preferred CBD pharmaceutical composition. The U.S. issued composition of matter patent for ART12.11 is enforceable until December 10, 2038 and has now been granted or validated in 21 additional countries.

We obtained two of our patent protected product candidates through our in-licensing activities. Our first in-licensed program, ART27.13, is being developed for cancer-related anorexia. ART27.13 is a peripherally-selective high-potency dual CB1 and CB2 full-receptor agonist. We exercised our option to exclusively license this product candidate through the NEOMED Institute (“NEOMED”), a Canadian not-for-profit corporation, renamed adMare Bioinnovations (“adMare”) in June 2019, which had obtained rights to ART27.13 from AstraZeneca plc. In Phase 1, single dose studies in healthy volunteers and a multiple ascending dose study in individuals with chronic low back pain conducted by AstraZeneca plc, ART27.13 exhibited an attractive pharmacokinetic and absorption, distribution, metabolism, and excretion profile and was well tolerated within the target exposure range. It also exhibited dose-dependent and potentially clinically meaningful increases in body weight. Importantly, the changes in body weight were not associated with fluid retention or other adverse effects and occurred at exposures without central nervous system (“CNS”) side effects. Discussions with United Kingdom (“UK”), U.S. and Canadian regulators indicate there is a potential pathway for development of ART27.13 for the treatment of cancer-related anorexia, which affects approximately 60% of advanced stage cancer patients.

We commenced enrollment and dosed the first patient in CAReS, our Phase 1b/2a clinical study of cancer-related anorexia with ART27.13 in April 2021 and completed enrolling patients in the Phase 1b during the first quarter of 2023. Data from the Phase 1b stage was used to determine the most effective and safe dose selected as the starting dose for the Phase 2a portion of CAReS. We received approval from the regulatory authorities in the UK, Ireland and Norway to increase the daily dose from the starting dose of 650 micrograms to 1,000 micrograms after 4 weeks and up to 1,300 micrograms initiated at eight weeks in patients for whom intra-patient dose escalation is expected to be well tolerated. We also received approval from the regulatory authorities to enroll 40 evaluable patients into the Phase 2a stage with a 3:1 randomization of ART27.13 to placebo. We initiated the Phase 2a portion of CAReS during April 2023 with 18 clinical sites across five countries.

As of December 31, 2025, 32 participants have been enrolled. On September 3, 2025, we announced interim results from the Phase 2a CAReS trial. In the interim analysis, 18 evaluable patients—primarily with lung and gastrointestinal cancers not receiving cyclic chemotherapy—were included. After 12 weeks of treatment in patients who were titrated to the top dose evaluated of 1300 micrograms (n=5), ART27.13 demonstrated compelling increases in mean body weight of 6.38% (Standard Deviation or SD 9.50) compared to patients on placebo (n=6) who lost -5.42% (SD 8.17). The maximum weight gain in the ART27.13 group reached 18.5%, versus only 0.4% in placebo. The maximum weight loss in the placebo arm was -17.4%, compared to just -3.0% in the ART27.13 group. Additional benefits were seen in lean body mass, with a +4.23% increase (SD 5.37) in the treatment group versus a -3.15% loss (SD 4.89) in placebo at one month, as well as qualitative improvements in total and weekly activity scores.

Safety results were consistent with prior findings. Among the 32 participants enrolled in the CAReS Phase 2 trial to date, seven patients (22%) experienced adverse events that may be related to ART27.13. All were mild or moderate, with the exception of a single case of severe malaise, and no drug-related serious adverse events were reported. These data are aligned with safety outcomes observed in Phase 1 of CAReS, supporting ART27.13’s overall favorable tolerability and acceptable safety profile.

Our second in-licensed patented program is being advanced from our platform of small-molecule inhibitors of FABPs, notably FABP5. FABPs are attractive therapeutic targets, however, the high degree of sequence and structural similarities among family members made the creation of drugs targeting specific FABPs challenging. FABP5 is believed to specifically target and regulate one of the body’s endogenous cannabinoids, anandamide (“AEA”). While searching for a FABP5 inhibitor to regulate AEA, researchers at Stony Brook University (“SBU”) discovered the chemistry for creating a large library of compounds which we believe to be highly specific and potent small molecule inhibitors of FABP5 and other isoforms. We licensed the rights to world-wide intellectual property in all fields and certain know-how to these inhibitors from SBU.

Our lead FABP5 inhibitor program is designated ART26.12. Preclinical research with ART26.12 showed evidence of activity in multiple pain models including osteoarthritis, cancer bone pain, and neuropathic pain. Based upon positive preclinical evidence from five separate studies showing promising activity and a differentiated mechanism-of-action for the prevention and treatment of painful neuropathies, including diabetic neuropathy and CIPN, we prioritized CIPN as the initial indication for development of ART26.12. Treatment and/or prevention of CIPN is a significant unmet need, often resulting in anti-cancer treatment delays or discontinuations, and there are currently no approved treatments for CIPN by the regulatory authorities in the U.S., UK or EU. We submitted an IND application for ART26.12 to the FDA on June 10, 2024 and received a study may proceed notice from the FDA on July 8, 2024. First-in-human studies for ART26.12 began in Q4 of 2024 and we successfully completed dosing all 48 healthy volunteers planned for the Phase 1 Single Ascending Dose study at the end of April 2025. In addition to its potential as a synthetic endocannabinoid modulator with development targeting pain, inflammation, dermatologic conditions such as psoriasis, FABP5 is understood to play an important role in lipid signaling and is believed to be an attractive strategy for drug development in oncology. Large amounts of human biomarker and animal model data support FABP5 as an oncology target, including triple negative breast cancer, ovarian cancer, cervical cancer, and castration-resistant prostate cancer. Through our sponsored research we have also subsequently identified a potential role for FABP5 inhibition to treat anxiety disorders, such as Post Traumatic Stress Disorder (“PTSD”). We have been awarded a research grant in Canada to expand on our earlier research at the University of Western Ontario in this new development area.

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

Other Income (expense)

Our other income (expense) consists of gain on investment, interest expense, interest expense – related party, loss on extinguishment of debt, loss on extinguishment of debt – related party, net change in fair value of digital assets and changes in fair value of the Company’s trading marketable securities.

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

	Year ended
	December 31,
(In thousands)	2025	2024	Change
Operating Expenses
General and administrative	$5,981	$4,115	$1,866
Research and development	5,423	5,993	(570)
Total Operating Expenses	11,404	10,108	1,296
Loss from Operations	(11,404)	(10,108)	(1,296)
Other income (expense)	(1,475)	282	(1,757)
Net Loss	$(12,879)	$(9,826)	$(3,053)

Our operating expenses for the year ended December 31, 2025, were $11.4 million compared to $10.1 million for the same period in 2024. The increase in operating expenses for the year ended December 31, 2025, was primarily the result of increased professional fees during the year related to our financing activities and increases in the service cost of stock-based compensation offset by a decrease in research and development activities compared to the prior year, due to the timing and level of the research being conducted.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $12.9 million for the year ended December 31, 2025.

In July 2023, we filed a $75,000 in aggregate value shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75,000 of our common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if our public float is less than $75,000 as of relevant measurement dates under applicable securities laws.

On May 1, 2025, we issued at-market, unsecured convertible notes with gross proceeds of $900. The convertible notes bore interest at 12.0% and had a maturity of 180 days. The convertible notes were subject to voluntary and automatic provisions for conversion into our common stock, as well as conversion into warrants to purchase our common stock for a five-year period at a price of $6.24 per share, as adjusted for the subsequent reverse stock split. Certain members of our board of directors, an officer and consultants to the Company acquired $350 of the convertible notes. On October 28, 2025, we entered into a subscription agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted voluntary conversion portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes to the investors in an aggregate principal amount of $692; and (ii) warrants (the “Warrants”) to purchase an aggregate of 438,182 shares of our common stock, par value $0.001 per share, at an exercise price of $3.40 per share. The Notes have a maturity of 180 days and bear interest at 12.0%.

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

On September 4, 2025, we entered into an underwriting agreement (the “First Underwriting Agreement”) with R.F. Lafferty & Co., Inc. (“Underwriter”), the sole book-running manager and underwriter, relating to an underwritten offering of (i) 640,924 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 40,894 shares of common stock at an exercise price of $0.001 per share, at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $3,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $310 resulting in net proceeds of $2,690. The offering was closed on September 5, 2025. We delivered the securities to the Underwriter on the same day. Pursuant to the First Underwriting Agreement, we granted the Underwriter a 45-day option to purchase up to an additional 102,272 shares of common stock at the share purchase price per share and/or pre-funded warrants at the pre-funded warrant purchase price, less the underwriting discounts to cover overallotments, if any.  The Underwriter purchased an additional 57,914 shares of common stock under this option for net proceeds of $237.

On September 30, 2025, we entered into an underwriting agreement (the “Second Underwriting Agreement”) with the Underwriter, the sole book-running manager and underwriter, relating to an underwritten offering of (i) 441,210 shares (the “Shares”) of our common stock, par value $0.001 per share, at a price to the public of $4.40 per share (the “Share Purchase Price”), and (ii) pre-funded warrants to purchase up to 13,335 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $2,000, before deducting underwriting discounts and commissions and the other estimated offering expenses of $240 resulting in net proceeds of $1,760. Pursuant to the Second Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 68,181 shares of common stock at the share purchase price per share and/or pre-funded warrants at the pre-funded warrant purchase price, less the underwriting discounts to cover over-allotments, if any. This option was not exercised by the Underwriter.

To continue operations, we will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we are unable to continue as a going concern.

As of December 31, 2025, we had cash, cash equivalents, and investments of $0.6 million.

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

Working Capital

	December 31,	December 31,
(In thousands)	2025	2024	Change
Current Assets	$695	$2,557	$(1,862)
Current Liabilities	4,044	1,772	2,272
Working Capital	$(3,349)	$785	$(4,134)

Our total current assets as of December 31, 2025, were $0.7 million as compared to total current assets of $2.6 million as of December 31, 2024. The decrease in current assets was primarily due to the funding of our operating activities.

Our total current liabilities as of December 31, 2025, were $4.0 million as compared to total current liabilities of $1.8 million as of December 31, 2024. The increase in current liabilities was primarily due to slower payments to the Company’s vendors due to cash constraints as well as the issuance of convertible notes of $0.6 million outstanding at December 31, 2025, for which there was no comparable outstanding balance in the prior year.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended
	December 31,
(In thousands)	2025	2024	Change
Cash Flows used in operating activities	$(8,520)	$(8,350)	$(170)
Cash Flows (used in) provided by investing activities	(62)	7,769	(7,831)
Cash Flows provided by financing activities	6,867	112	6,755
Effect of exchange rate changes on cash	(23)	(8)	(15)
Net change in cash and cash equivalent during period	$(1,738)	$(477)	$(1,261)

Cash Flows from Operating Activities

During the year ended December 31, 2025, cash used in operating activities was $8.5 million compared to $8.4 million during the year ended December 31, 2024. Cash used in operating activities during the year ended December 31, 2025, was attributed to a net loss of $12.9 million, a non-cash loss of $1.2 million associated with the extinguishment of the convertible notes offset by decreases in operating assets and liabilities of $1.7 million and non-cash stock-based compensation of $1.1 million, and non-cash amortization of debt discounts and debt issuance costs of $0.3 million. Cash used in operating activities during the year ended December 31, 2024, was attributed to a net loss of $9.8 million and a non-cash gain of $0.3 million associated with our trading of marketable securities offset by decreases in operating assets and liabilities of $0.9 million and non-cash stock-based compensation of $0.8 million.

Cash Flows from Investing Activities

During the year ended December 31, 2025, cash used in investing activities was $0.1 million compared to cash provided by investing activities of $7.8 million during the year ended December 31, 2024. Cash flows used in investing activities in 2025 of $0.1 million were the result of $0.3 million from the purchase of Solana crypto currency offset by $0.2 million from its subsequent sale. Cash flows provided by investing activities in 2024 of $7.8 million were the result of $8.3 million received from dispositions of trading marketable securities offset by $0.5 million from purchases of trading marketable securities.

Cash Flows from Financing Activities

During the year ended December 31, 2025, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $6.2 million, net proceeds from the issuance of convertible notes of $0.6 million and proceeds from the exercise of warrants of $0.1 million. During the year ended December 31, 2024, cash flows provided by financing activities were comprised of proceeds from the issuance of common stock of $0.1 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note [11], “Commitments and Contingencies” to the financial statements in this Annual Report on Form 10-K.

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

New Accounting Standard Adopted

During the year ended December 31, 2025, the Company adopted ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The standard requires all entities holding cryptocurrency assets to measure these assets at fair value and disclose significant holdings. As the current reporting period was the first period in which the Company held cryptocurrency assets, there was no impact on any prior reporting periods as a result of the adoption of this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTELO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Artelo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artelo Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

February 23, 2026

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$600	$2,338
Prepaid expenses and other current assets	95	219
Total Current Assets	695	2,557
Operating lease right-of-use assets	64	99
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$2,801	$4,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,035	$1,676
Due to related parties	345	61
Operating lease liabilities - current portion	40	35
Accrued interest - convertible notes	11	-
Accrued interest – convertible notes – related party	4	-
Convertible notes	437	-
Convertible notes – related party	172	-
Total Current Liabilities	4,044	1,772

Operating lease liabilities	29	69
TOTAL LIABILITIES	4,073	1,841

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001, 69,444 shares authorized, 0 shares issued and outstanding as of December 31, 2025, and 2024	-	-
Common Stock, par value $0.001, 500,000,000 shares authorized and 2,018,746 and 567,582 shares issued and outstanding as of December 31, 2025, and 2024, respectively	2	1
Additional paid-in capital	62,013	53,194
Accumulated deficit	(63,015)	(50,136)
Accumulated other comprehensive loss	(272)	(202)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,272)	2,857

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,801	$4,698

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended
	December 31,
	2025	2024

OPERATING EXPENSES
General and administrative	$5,981	$4,115
Research and development	5,423	5,993
Total Operating Expenses	11,404	10,108

Loss from Operations	(11,404)	(10,108)

OTHER INCOME (EXPENSE)
Gain on investment	22	-
Interest expense	(194)	-
Interest expenses - related party	(83)	-
Loss on extinguishment of debt	(825)	-
Loss on extinguishment of debt - related party	(333)	-
Net change in fair value of digital assets	(62)	-
Net change in fair value of trading marketable securities	-	282
Total other (expense) income	(1,475)	282

Provision for income taxes	-	-

NET LOSS	$(12,879)	$(9,826)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(70)	1
Total Other Comprehensive Income (Loss)	(70)	1

TOTAL COMPREHENSIVE LOSS	$(12,949)	$(9,825)

Basic and Diluted Loss per Common Share	$(12.52)	$(18.30)

Basic and Diluted Weighted Average Common Shares Outstanding	1,029	537

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	Deficit	Income (loss)	Total

Balance, December 31, 2023	552	$1	$52,264	$(40,310)	$(203)	$11,752

Common stock issued for cash, net of issuance costs	15	-	112	-	-	112
Stock based compensation	-	-	818	-	-	818
Net loss for the period	-	-	-	(9,826)	-	(9,826)
Other comprehensive loss	-	-	-	-	1	1
Balance, December 31, 2024	567	$1	$53,194	$(50,136)	$(202)	$2,857

Common stock issued for cash, net of issuance costs	1,329	1	6,150	-	-	6,151
Warrants exercised	123	-	132	-	-	132
Fair value of warrants issued upon extinguishment of debt	-	-	1,395	-	-	1,395
Stock-based compensation	-	-	1,142	-	-	1,142
Net loss for the period	-	-	-	(12,879)	-	(12,879)
Other comprehensive loss	-	-	-	-	(70)	(70)
Balance, December 31, 2025	2,019	$2	$62,013	$(63,015)	$(272)	$(1,272)

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,879)	$(9,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,142	818
Net change in fair value of trading marketable securities	-	(282)
Net change in fair value of digital assets	62	-
Non-cash lease expense	35	33
Loss on extinguishment of debt	825	-
Loss on extinguishment of debt - related party	333	-
Amortization of debt discounts and debt issuance costs	146	-
Amortization of debt discounts and debt issuance costs - related party	62	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	129	457
Accounts payable and accrued liabilities	1,308	449
Accounts payable - related parties	283	31
Accrued interest	48	-
Accrued interest – related party	21	-
Fixed cash payments related to operating leases	(35)	(30)
Net cash used in operating activities	(8,520)	(8,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(250)	-
Proceeds from disposition of digital assets	188	-
Investment in trading marketable securities	-	(481)
Proceeds from disposition of marketable securities	-	8,250
Net cash (used in) provided by investing activities	(62)	7,769

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	6,151	112
Proceeds from issuance of convertible notes, net	419	-
Proceeds from issuance of convertible notes, net – related party	189	-
Proceeds from exercise of warrants	132	-
Repayment of convertible note	(24)	-
Net cash provided by financing activities	6,867	112

Effect of exchange rate changes on cash	(23)	(8)

Net change in cash and cash equivalents	(1,738)	(477)
Cash and cash equivalents - beginning of period	2,338	2,815
Cash and cash equivalents - end of period	$600	$2,338

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial recognition of the right-of-use asset and lease liability	$-	$111

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

The Company registered wholly owned subsidiaries in Ireland, Trinity Reliant Ventures Limited, on November 11, 2016, in the United Kingdom (“UK”), Trinity Research & Development Limited, on June 2, 2017 and in Canada, Artelo Biosciences Corporation, on March 18, 2020. On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing therapeutics that target lipid-signaling pathways, including treatments intended to modulate the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Going Concern

The Company has incurred losses since inception and incurred a net loss of $12,879 during the year ended December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $600.

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

On May 1, 2025, the Company issued at-market, unsecured convertible notes with gross proceeds of $900. The convertible notes bore interest at 12.0% and had a maturity of 180 days. The convertible notes were subject to voluntary and automatic provisions for conversion into the Company’s common stock, as well as conversion into warrants to purchase the Company’s common stock for a five-year period at a price of $6.24 per share, as adjusted for the subsequent reverse stock split. Certain members of the Company’s board of directors, an officer and consultants to the Company acquired $350 of the convertible notes. On October 28, 2025, Artelo Biosciences, Inc. (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which it issued and sold to certain investors (the “Investors”), and the Investors purchased (by converting all or a portion of the unconverted “Voluntary Conversion” portion of unpaid principal balance and accrued interest due to such Investors upon the maturity of the convertible promissory notes issued to the Investors on May 1, 2025): (i) convertible notes (the “Notes”) to the Investors in an aggregate principal amount of $692, of which $195 was to related parties; and (ii) warrants (the “Warrants”) to purchase an aggregate of 438,182 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $3.40 per share (collectively, the “Offering”). The Notes have a maturity of 180 days and bear interest at 12.0%.

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

On July 18, 2025, the Company entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. During the year ended December 31, 2025, 50,858 shares were sold under the Sales Agreement for net proceeds of $442.

On August 4, 2025, the Company entered into a securities purchase agreement for an at-the market PIPE (private investment in public equity) for the purchase and sale of securities at a price of $10.45 per unit, consisting of: (a) 906,687 shares of common stock (or pre-funded warrants in lieu thereof); (b) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $10.20 per share; and (c) three-year warrants to purchase 906,687 shares of common stock at an exercise price of $50.00 per share, for expected aggregate gross proceeds of approximately $9,475. The Company agreed that the net proceeds of the sale would be used to purchase Solana’s native token, SOL. On August 19, 2025, this securities purchase agreement was terminated with mutual consent of the Company and investors and all proceeds received from investors were returned.

On September 4, 2025, the Company entered into an underwriting agreement (the “First Underwriting Agreement”) with R.F. Lafferty & Co., Inc. (“Underwriter”), the sole book-running manager and underwriter, relating to an underwritten offering of (i) 640,924 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 40,894 shares of common stock at an exercise price of $0.001 per share, at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $3,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $310 resulting in net proceeds of $2,690. The offering was closed on September 5, 2025. The Company delivered the securities to the Underwriter on the same day. Pursuant to the First Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 102,272 shares of common stock at the share purchase price per share and/or pre-funded warrants at the pre-funded warrant purchase price, less the underwriting discounts to cover overallotments, if any. The Underwriter purchased an additional 57,914 shares of common stock under this option for net proceeds of $237.

On September 30, 2025, the Company entered into an underwriting agreement (the “Second Underwriting Agreement”) with the Underwriter, the sole book-running manager and underwriter, relating to an underwritten offering of (i) 441,210 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company at a price to the public of $4.40 per share (the “Share Purchase Price”), and (ii) pre-funded warrants to purchase up to 13,335 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $2,000, before deducting underwriting discounts and commissions and the other estimated offering expenses of $240 resulting in net proceeds of $1,760. Pursuant to the Second Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 68,181 shares of common stock at the share purchase price per share and/or pre-funded warrants at the pre-funded warrant purchase price, less the underwriting discounts to cover over-allotments, if any. This option was not exercised by the Underwriter.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, including the Company’s wholly owned subsidiaries, Trinity Reliant Ventures Limited, Artelo Biosciences Limited and Artelo Biosciences Corporation. All intercompany transactions and balances have been eliminated.

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and R&D consultants. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations associated with clinical trials and related clinical or development manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

The Company recognizes R&D tax credits when received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $704 and $1,349 during the years ended December 31, 2025, and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $600 and $2,338 in cash and cash equivalents at December 31, 2025, and 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of December 31, 2025, was approximately $171. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at December 31, 2025, and 2024.

Digital Assets

The Company’s digital assets consisted solely of our investment in Solana’s native token, SOL, which the Company divested prior to December 31, 2025. The cost basis of the Company’s digital assets is calculated using the first-in, first-out (FIFO) method.

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

For the years ended December 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	December 31,	December 31,
	2025	2024
Stock options	227,842	128,976
Warrants	1,398,741	23,315
	1,626,583	152,291

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

New Accounting Standards Adopted

During the year ended December 31, 2025, the Company adopted ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The standard requires all entities holding cryptocurrency assets to measure these assets at fair value and disclose significant holdings. As the current reporting period was the first period in which the Company held cryptocurrency assets, there was no impact on any prior reporting periods as a result of the adoption of this standard.

NOTE 3 – SEGMENT REPORTING

Operating segments are comprised of the components of an entity in which separate information is available for evaluation by the Company’s CODM, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: life science. The life science segment is comprised of the Company’s development of therapeutics that target lipid-signaling modulation pathways, including the ECS, a network of receptors and neurotransmitters that form a biochemical communication system throughout the body. The Company’s CODM is its chief executive officer.

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

	Year ended
	December 31,
	2025	2024

General and administrative
Employee and director compensation	$1,253	$1,173
Stock-based compensation	674	501
Professional fees	2,846	1,133
Other general and administrative (a)	1,208	1,308
Total general and administrative	$5,981	$4,115

	Year ended
	December 31,
	2025	2024

Research and development
Employee compensation	$1,278	$1,166
Stock-based compensation	467	317
Professional fees	3,666	5,169
Research and development tax credits	(704)	(1,349)
Other research and development (b)	716	690
Total research and development	$5,423	$5,993

(a)	Consists of investor relations, travel and other office expenses.
(b)	Consists of supplies and other items used in research and development activities.

NOTE 4 – DIGITAL ASSETS

During the year ended December 31, 2025, the Company purchased 1,524.69 units of Solana cryptocurrency at a cost of $250, which were subsequently sold with proceeds to the Company of $188 and a loss of $62 was recognized. The Company did not hold any digital assets as of December 31, 2025, and 2024.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025, and 2024, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $19 and $9, respectively. As of December 31, 2025, and 2024, there was $3 and $1, outstanding, respectively.

During the years ended December 31, 2025, and 2024, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $79 and $100, respectively. As of December 31, 2025, and 2024, there was $8 and $36 outstanding, respectively.

During the years ended December 31, 2025, and 2024, a company controlled by a director of a subsidiary of the Company provided professional services totaling $84 and $78, respectively. As of December 31, 2025, and 2024, there was $0 and $24 outstanding, respectively.

As of December 31, 2025, and 2024, there was $333 and $0, respectively, payable to directors of the Company for unpaid board compensation.

NOTE 6 – CONVERTIBLE NOTES

Between April 27, 2025, and May 1, 2025, the Company entered into subscription agreements with various investors, pursuant to which the Company issued convertible notes (the “Notes”) to the investors in an aggregate principal amount of $900 (collectively, the “Notes Offering”). A portion of the Notes was convertible into shares of the Company’s common stock, at the election of each investor, pursuant to the Voluntary Conversion (defined below) and the remaining portion of each Note was to be converted into warrants to purchase shares of the Company’s common stock. The sale and issuance of the Notes closed on May 1, 2025.

At the Maturity Date (defined below), the investor had the ability (at the investor’s sole option) to convert all of that certain unpaid portion of principal and accrued interest of the investor’s Note into shares of common stock (the “Voluntary Conversion”), specifically into that number of shares of common stock (the “Converted Shares”) equal to the unpaid principal balance and any accrued interest of each Note divided by $7.74. The amount of principal balance and any accrued interest of each Note convertible pursuant to the Voluntary Conversion was equal to the number of Converted Shares multiplied by $6.24. Should the investor not elect Voluntary Conversion, such portion of the unpaid principal balance and any accrued interest of each Note subject to Voluntary Conversion became immediately due and payable in cash.

The Notes accrued interest at a rate of 12% per annum, which would have adjusted to 20% upon an Event of Default (as defined in the Notes). All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, became due and payable 180 days after the closing of the Notes Offering (the “Maturity Date”). Upon the closing of the Notes, the Company recorded deferred debt costs of $163 associated with transaction costs of the Notes.

Effective October 28, 2025, the Company entered into an agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes in an aggregate principal amount of $692, of which $195 was for related parties; (ii) warrants to purchase an aggregate of 438,182 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.40 per share; and (iii) warrants to purchase an aggregate of 246,498 warrants of the Company’s common stock, par value $0.001 per share, at an exercise price of $6.24 per share. The notes will accrue interest at a rate of 12% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable 180 days after the effective date. At any time prior to the Maturity Date, all or any portion of the outstanding principal amount of the Notes, together with the accrued and unpaid interest, shall be convertible, in whole or in part, into shares of Common Stock, at a conversion price of $3.40. Each warrant is immediately exercisable after issuance for five (5) years. The Company accounted for this transaction as an extinguishment of debt in accordance with ASC 470, Debt, and realized a loss on the extinguishment of debt of $1,158 during the year ended December 31, 2025 of which $333 was from related parties.

The Company utilizes the Black-Scholes model to value its warrants. During the year ended December 31, 2025, the Company utilized the following assumptions:

Year ended
December 31,
2025
Expected term	2.50 years
Expected average volatility	105%
Expected dividend yield	-
Risk-free interest rate	3.50%

As of December 31, 2025, the net carrying value of the Notes is $609 which includes principal of $692 and deferred debt costs of $83. During the year ended December 31, 2025, the Company recorded interest expense of $278 associated with the accretion of accrued interest of $69 and $209 amortization of deferred debt costs.

NOTE 7 - EQUITY

Preferred Stock

The Company has authorized 69,444 shares of preferred stock with a par value of $0.001 per share.

As of December 31, 2025, and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As of December 31, 2025, and 2024, there were 2,018,746 and 567,582, respectively, shares of common stock issued and outstanding, respectively.

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

On July 18, 2025, the Company entered into a Sales Agreement with R.F. Lafferty under which we may offer and sell up to $6.5 million of shares of our common stock from time to time through an “at the market” offering program under which R.F. Lafferty will act as sales agent. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, R.F. Lafferty may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on July 14, 2023. During the year ended December 31, 2025, 50,858 shares were sold under the Sales Agreement for net proceeds of $442.

On September 4, 2025, the Company entered into an underwriting agreement (the “First Underwriting Agreement”) with R.F. Lafferty & Co., Inc. (“Underwriter”), the sole book-running manager and underwriter, relating to an underwritten offering of (i) 640,924 shares of common stock at a price to the public of $4.40 per share, and (ii) pre-funded warrants to purchase up to 40,894 shares of common stock at an exercise price of $0.001 per share, at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $3,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $310 resulting in net proceeds of $2,690. The offering was closed on September 5, 2025. The Company delivered the securities to the Underwriter on the same day. Pursuant to the First Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 102,272 shares of common stock at the share purchase price per share and/or pre-funded warrants at the pre-funded warrant purchase price, less the underwriting discounts to cover overallotments, if any. The Underwriter purchased an additional 57,914 shares of common stock under this option for net proceeds of $237.

On September 30, 2025, the Company entered into an underwriting agreement (the “Second Underwriting Agreement”) with the Underwriter, the sole book-running manager and underwriter, relating to an underwritten offering of (i) 441,210 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company at a price to the public of $4.40 per share (the “Share Purchase Price”), and (ii) pre-funded warrants to purchase up to 13,335 shares of common stock at an exercise price of $0.001 per share at a price to the public of $4.399 per pre-funded warrant, for aggregate gross proceeds of approximately $2,000, before deducting underwriting discounts and commissions and the other estimated offering expenses of $240 resulting in net proceeds of $1,760. Pursuant to the Second Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 68,181 shares of common stock at the share purchase price per share and/or pre-funded warrants at the pre-funded warrant purchase price, less the underwriting discounts to cover over-allotments, if any. This option was not exercised by the Underwriter.

Warrants

A summary of activity of the warrants during the years ended December 31, 2025, and 2024 is as follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	40,438	$264.42	1.10
Granted	-	-	-
Expired	(17,123)	602.88	-
Exercised	-	-	-
Outstanding, December 31, 2024	23,315	$67.50	0.79
Granted	1,522,158	5.26	5.00
Expired	(23,315)	67.50	-
Exercised	(123,417)	1.07	-
Outstanding, December 31, 2025	1,398,741	$5.63	4.84

The intrinsic value of the warrants as of December 31, 2025, is $57. All of the outstanding warrants are exercisable as of December 31, 2025.

2018 Equity Incentive Plan

On February 28, 2025, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”), was increased by 80,693 shares of common stock.

As of December 31, 2025, the 2018 Plan permits the Company to issue up to an aggregate of 335,564 shares of common stock of which 107,722 shares are available to be issued.

Options granted during the year ended December 31, 2025

In July 2025, the Company granted options to certain employees, officers, and consultants to purchase a total of 53,366 shares of the Company’s Common Stock with an exercise price of $11.03 and vesting as follows: one forty-eighth (1/48th) of the shares subject to the option shall vest each month following the Vesting Commencement Date on the same day of the month as the Vesting Commencement Date, such that the option shall be fully vested on the four (4) year anniversary of the Vesting Commencement Date. The vesting commencement date is January 1, 2025.

In July 2025, the Company granted options to certain employees, officers, and consultants to purchase a total of 45,500 shares of the Company’s Common Stock with an exercise price of $11.03 and vesting as follows: fifty percent (50%) of the shares subject to the option shall vest January 1, 2026 and the remaining fifty percent (50%) of the shares subject to the option shall vest January 1, 2027. The vesting commencement date is January 1, 2025.

Options granted during the year ended December 31, 2024

In January 2024, the Company granted options to an officer of the Company to purchase an aggregate of 15,334 shares of the Company’s Common Stock with an exercise price of $8.94 and vesting as follows: twenty-five (25%) of the shares subject to the option shall vest on the one-year anniversary of the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is January 5, 2024.

On March 5, 2024, the Company granted options to certain employees, officers and consultants to purchase a total of 25,342 shares of the Company’s common stock with an exercise price of $8.82 and vesting as follows: twenty-five percent (25%) of the shares subject to the option shall vest on the one (1) year anniversary of the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date. The vesting commencement date is March 5, 2024.

On December 20, 2024, the Company granted options to directors to purchase a total of 1,752 shares of the Company’s common stock with an exercise price of $5.6856 and one hundred percent (100%) of the shares subject to the option shall vest on the earlier of (i) the one (1) year anniversary of the vesting commencement date, or (ii) the day prior to the date of the annual meeting of the Issuer's stockholders next following the vesting commencement date. The vesting commencement date is December 20, 2024.

The following is a summary of stock option activity during the years ended December 31, 2025 and 2024:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2023	86,559	$95.82	8.07
Granted	42,417	8.88	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2024	128,976	$11.03	7.76
Granted	98,866	11.03	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2025	227,842	$11.03	7.95

Exercisable options, December 31, 2025	87,204	$12.20	7.06

 Valuation

The Company utilizes the Black-Scholes model to value its stock options. During the years ended December 31, 2025, and 2024, the Company utilized the following assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Expected term	5.50 - 5.78 years	3.08 - 6.08 years
Expected average volatility	97 - 98%	87 - 110%
Expected dividend yield	-	-
Risk-free interest rate	3.87%	4.02 - 4.44%

During the year ended December 31, 2025, the Company granted 98,866 options, valued at $849 of which 41,493 options, valued at $356, were for related parties. During the year ended December 31, 2024, the Company granted 42,417 options, valued at $307 of which 18,917 valued at $137 were for related parties. During the years ended December 31, 2025, and 2024, the Company recognized stock-based compensation expense of $1,142 and $818, respectively. As of December 31, 2025, $720 remains unamortized, of which $414 is for related parties. The intrinsic value of options outstanding as of December 31, 2025, and 2024, is $0 and $0, respectively.

NOTE 8– INCOME TAXES

The Company has not made provisions for income taxes for the years ended December 31, 2025, and 2024 since the Company has not generated taxable income and has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2025. The Company has incurred an aggregate net operating loss of $37,780; the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2034, subject to its eligibility as determined by respective tax regulating authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2025	2024
NOL Carryover	$7,817	$5,678
Valuation allowance	(7,817)	(5,678)
Net deferred tax asset	$-	$-

NOTE 9– INTANGIBLE ASSET

The Company capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of December 31, 2025, and 2024.

The amount capitalized consisted of a $1,500 payment and the fair value of 681 shares of common stock of $539. During the year ended December 31, 2025, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 10 - LEASE

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

The following summarizes right-of use asset and lease information about the Company’s operating leases as of December 31, 2025:

	Years ended
	December 31,
	2025	2024

Lease cost
Operating lease cost	$35	$32

Other information
Cash paid for operating cash flows from operating leases	$35	$30
Right-of-use assets obtained in exchange for new operating lease liability	$-	$111

Weighted-average remaining lease term — operating leases (year)	1.58	2.58
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at December 31, 2025, as follows:

Total
Year Ended December 31,
2026	$43
2027	30
2028	-
2029	-
Thereafter	-
73
Less: Imputed interest	(4)
Operating lease liabilities	69

Operating lease liability - current	40
Operating lease liability - non-current	$29

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of December 31, 2025, as follows:

•	The Company is invoiced monthly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 12 – SUBSEQUENT EVENTS

On January 30, 2026, the Company entered into an Equity Purchase Agreement, dated as of January 30, 2026 (the “Purchase Agreement”), with Square Gate Capital Master Fund, LLC – Series 5, (“Square Gate”), pursuant to which the Company has the right, but not the obligation, to direct Square Gate to purchase up to $25 million (the “Initial Commitment Amount”) in shares of common stock, par value $0.001 per share, of the Company, which at the Company’s sole discretion can be increased by an additional $25 million once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the Purchase Agreement.

In consideration for Square Gate’s execution and delivery of the Purchase Agreement, the Company issued 106,026 shares of Common Stock to Square Gate (the “Commitment Shares”) and 186,372 pre-funded warrants to purchase up to 186,372 shares of Common Stock at an exercise price of $0.001 per share (the “Pre-funded Warrants”), having an aggregate value, as of January 30, 2026, of $500,000, as shares and/or as pre-funded warrants. The Commitment Shares will be deemed fully earned on the date of the Purchase Agreement. In addition, the Company will be responsible for up to $35,000 of Square Gate’s customary due diligence and legal fees in connection with the Purchase Agreement.

The Company will be prohibited from conducting any Variable Rate Transaction (as defined in the Purchase Agreement) without the prior written consent of Square Gate from any Put Date until the end of any Standstill Period (as defined in the Purchase Agreement); provided, however, that the Company may effect sales pursuant to a customary “at-the-market” facility with a FINRA-registered broker-dealer as sales agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2025, based on the COSO framework criteria, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of seven directors, six of whom are independent under the listing standards of Nasdaq. Our Board is divided into three classes with staggered terms. Generally, directors in a staggered board will be elected for three-year terms; however, in order to implement the staggered board, at the 2023 annual meeting of stockholders, the Class I directors were elected for a one-year term, to serve until the 2024 annual meeting of stockholders, the Class II directors were elected for a two-year term, to serve until the 2025 annual meeting of stockholders, and the Class III directors were elected for a three-year term, to serve until the 2026 annual meeting of stockholders, and in each case, until their respective successor, if any, is duly elected and qualified.

The following table sets forth information for each of our current directors and executive officers:

Name	Position Held with the Company	Date first appointed	Age
Gregory D. Gorgas	President, Chief Executive Officer, Secretary and Director	April 3, 2017	63
Mark E. Spring	Chief Financial Officer and Treasurer	November 1, 2025	67
Connie Matsui(1)(2)	Director, Chairperson of the Board	May 2, 2017	72
Steven Kelly(1)(3)	Director	May 2, 2017	60
Douglas Blayney, M.D.(2)	Director	July 31, 2017	75
R. Martin Emanuele, Ph. D.(2)	Director	September 20, 2017	71
Gregory R. Reyes, M.D., Ph. D.(3)	Director	November 30, 2020	72
Tamara A. Favorito(1)(3)	Director	March 3, 2021	67

_______________

(1)	Member of the Audit Committee
(2)	Member of the Corporate Governance and Nominating Committee
(3)	Member of the Compensation Committee

Gregory D. Gorgas was appointed president, chief executive officer, secretary and director of our Company in April 2017. From April 2017 until November 2025, Mr. Gorgas also served as our Chief Financial Officer and Treasurer. Prior to joining our Company, Mr. Gorgas was Senior Vice President, Commercial, and Corporate Officer at Mast Therapeutics from July 2011 to January 2017 with commercial leadership accountability and business development responsibilities for the hematology, oncology and cardiovascular development programs. In addition, he performed a key role in helping Mast Therapeutics raise over $50M in new capital. From November 2009 to July 2011, Mr. Gorgas was Managing Director at Theragence, Inc., a privately held company he co-founded, that applied proprietary computational intelligence to mine and analyze clinical data. From November 2008 to July 2011, Mr. Gorgas also served as an independent consultant, providing commercial and business development consulting services to pharmaceutical, biotechnology and medical device companies. From 1997 to October 2008, Mr. Gorgas held several positions with Biogen Idec Inc., most recently, from March 2006 to October 2008, as Senior Director, Global and U.S. Marketing with responsibility for the strategic vision and operational commercialization of the company’s worldwide cancer business. In this role, he hired and led the team in marketing, operations, project management, and business development in Europe and the US. Before such time, he had increasing responsibilities in marketing, sales, commercial operations, and project team and alliance management. He holds an MBA from the University of Phoenix and a BA in economics from California State University, Northridge. We believe Mr. Gorgas is qualified to serve as a member of our Board because of his extensive experience and accomplishments in the biopharmaceutical industry and his past leadership positions at successful public companies.

Mark E. Spring was appointed chief financial officer and treasurer of our Company in November 2025. Mr. Spring also served as a consultant to us from December 2024 to October 2025. Mr. Spring brings 30 years of experience in life sciences to his role, including financial leadership of private and public, domestic and multinational, commercial and development stage companies. Mr. Spring most recently was a fractional/interim CFO for Danforth Advisors from 2023 to 2025, including serving as interim chief financial officer for LENZ Therapeutics through its reverse merger transaction. Mr. Spring was co-founder and chief financial officer of Secura Bio from 2019 to 2023, a commercial-stage oncology therapeutics company. Mr. Spring also held the role of chief financial officer for Hyperion Therapeutics, Prometheus Laboratories, Veracyte, Sotera Wireless and Genoptix. Mr. Spring has extensive M&A experience with significant roles in transactions at Caremark, Dade Behring, Baxter, MedImmune, Prometheus and Genoptix. Mr. Spring holds a BA in Business Administration from Monmouth College, completed post-graduate studies at the University of Texas, Dallas and is a Certified Public Accountant (active).

Connie Matsui was elected to our Board in May 2017. Ms. Matsui brings to her role over 16 years of general management experience in the biotechnology industry. Ms. Matsui retired from Biogen Idec in January 2009 as Executive Vice President, Knowledge and Innovation Networks. She served as an Executive Committee member at both Biogen Idec and IDEC Pharmaceuticals, a predecessor of Biogen Idec. Among the major roles she held after joining IDEC in November 1992 were: Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning; Collaboration Chair for the late stage development and commercialization of rituximab (tradenames: Rituxan ®, MabThera ®) in partnership with Roche and Genentech; and Project Leader for Zevalin ®, the first radioimmunotherapy approved by the FDA. Prior to entering the biotechnology industry, Ms. Matsui worked for Wells Fargo Bank in general management, marketing and human resources. Ms. Matsui currently serves as the Chair of the Board at Sutro Biopharma. She previously served as a Board member for Halozyme Therapeutics from July 2006 to May 2025. She also has been active on a number of not-for-profit boards at the local, national and global level. Ms. Matsui earned BA and MBA degrees from Stanford University. We believe Ms. Matsui is qualified to serve as a member of our Board because of her extensive management experience and deep familiarity with the biotechnology industry.

Steven Kelly was elected to our Board in May 2017. Mr. Kelly brings over thirty years of experience in Pharma/Biotech at all phases of the business across multiple therapeutic categories. From 2018 to 2025, Mr. Kelly was CEO at Carisma Therapeutics (NASDAQ: CARM), a biotech pioneering the development of CAR macrophages, a disruptive approach to immunotherapy in cancer. From 2012 to 2018, Mr. Kelly was the principal of KellyBioConsulting, LLC, and served as an independent consultant providing strategic direction and guidance to a variety of life sciences companies. Previously, Mr. Kelly was the founding CEO of Pinteon Therapeutics, an early stage oncology and CNS development company. Prior to this he held a number of leadership positions in the biotechnology industry including: CEO, Theracrine; CCO, BioVex; CEO, Innovive Pharmaceuticals; as well as various commercial and manufacturing roles at Sanofi, IDEC Pharmaceuticals and Amgen. Mr. Kelly holds a BS from University of Oregon and an MBA from Cornell University. We believe Mr. Kelly is qualified to serve as a member of our Board because of his entrepreneurial background and extensive knowledge of the biopharmaceutical and biotechnology industries.

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

R. Martin Emanuele, Ph.D. was elected to our Board in September 2017. Dr. Emanuele is currently co-founder and Chief Executive Officer of Visgenx. Inc, a private bio-pharmaceutical company. He is also currently co-founder and Executive Chairman of Lucina Biotherapeutics, a private biopharmaceutical company. From May 2011 to October 2016, he served as Senior Vice President, Development at Mast Therapeutics Inc. (now Savara, Inc., a biopharmaceutical company), from April 2010 to April 2011, Dr. Emanuele was Vice President, Pharmaceutical Strategy at DaVita, Inc., and leading provider of dialysis and other healthcare services in the United States. Prior to DaVita, from June 2008 to April 2010, Dr. Emanuele was a co-founder and CEO of SynthRx, Inc. a private biopharmaceutical company that was acquired by Mast Therapeutics (Savara, Inc) in April 2011. From November 2006 to May 2008, Dr. Emanuele was Senior Vice President, Business Development at Kemia, Inc., a venture-backed privately held company focused on discovering and developing small molecule therapeutics. From 2002 to 2006, Dr. Emanuele held various senior-level positions with Avanir Pharmaceuticals, Inc., most recently as Vice President, Corporate Development and Portfolio Management, and from 1988 to 2002, Dr. Emanuele held positions of increasing responsibility at CytRx Corporation, most recently as Vice President, Research and Development and Business Development. He earned a Ph.D. in pharmacology and experimental therapeutics from Loyola University of Chicago, Stritch School of Medicine and a BS in biology from Colorado State University. He also holds an MBA with an emphasis in healthcare and pharmaceutical management from the University of Colorado. We believe that Dr. Emanuele is qualified to serve as a member of our Board because of his professional background experience in the biopharmaceutical industry.

Gregory R. Reyes, M.D., Ph.D., was elected to our Board in November 2020. Dr. Reyes has served as a Pharmaceutical and Biotech Industry Advisor and Consultant to various companies from June 2016 to present. Dr. Reyes has served as the Co-Founder and scientific advisor of OROX Biosciences, Inc. from June 2017 to present and has also served as scientific advisor to Yatiri Bio and Multiverse Pharma from June 2016 to present. Prior to that, Dr. Reyes served as the Senior Vice President, Drug Discovery & San Diego Site Head, overseeing drug discovery at Celgene from June 2011 to June 2016. Prior to that, Dr. Reyes served as Senior Vice President & San Diego Site Head, leading the oncology franchise at Biogen Idec from October 2008 to June 2011. Dr. Reyes served as an advisor to Cancer Research UK’s New Agents Committee and previously served on NIH’s National Advisory General Medical Sciences Council, and the Standing Review Committee for the Research Centers in Minority Institutions, National Center for Research Resources. Dr. Reyes obtained his M.D. and Ph.D. at The Johns Hopkins School of Medicine and trained in medicine at Stanford University Hospital. Dr. Reyes received his bachelor’s degree in Biology from the University of California, Santa Cruz. We believe Dr. Reyes is qualified to serve as a member of our Board because of his extensive experience serving in leadership positions for biopharmaceutical companies.

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

Attendance at Board and Stockholder Meetings

For the fiscal year ending December 31, 2025, our Board held twelve meetings. Each director attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year, in each case during the period that he or she served as a director.

Although we do not have a formal policy regarding attendance by members of our Board at the annual meetings of stockholders, we encourage, but do not require, directors to attend. Three members of our Board attended our 2025 annual meeting of stockholders.

Director Independence

Our Common Stock is listed on Nasdaq. As a company listed on Nasdaq, we are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our Board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and corporate governance and nominating committees be independent.

Audit Committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and Nasdaq listing rules applicable to audit committee members. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq listing rules applicable to compensation committee members.

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

In determining whether directors were independent under Nasdaq rules, the Board considered the matters discussed in the section entitled “Related Party Transactions” in Part III, Item 13 below. There are currently no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation or the ability or integrity of any of our directors or director nominees.

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

Compensation Committee

Our Compensation Committee is currently comprised of Steven Kelly, Gregory R. Reyes, M.D., Ph.D., and Tamara A. Favorito. Mr. Kelly serves as the chairperson of our Compensation Committee. Our Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of Nasdaq. Each member of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our Compensation Committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our Compensation Committee include, among other things:

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

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee is currently comprised of Douglas Blayney, M.D., R. Martin Emanuele, Ph.D., and Connie Matsui. Dr. Blayney serves as chairperson of our Corporate Governance and Nominating Committee. Our Board has determined that all members of our Corporate Governance and Nominating Committee meet the requirements for independence under the applicable rules and regulations of Nasdaq listing standards. The responsibilities of our Corporate Governance and Nominating Committee include, among other things:

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

To be considered, the recommendation of a director candidate must include the following written information as to each person whom the stockholder proposes to nominate for election as a director: (i) such person’s name, age, business address, residence address and principal occupation or employment; (ii) the class and number of shares of the Company that are held of record or are beneficially owned by such person and any (x) derivative instruments (as defined in the Company’s bylaws) held or beneficially owned by such person, including the full notional amount of any securities that, directly or indirectly, underlie any derivative instrument; and (y) other agreement, arrangement or understanding the effect or intent of which is to create or mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such person with respect to the Company’s securities; (iii) all information relating to such person that is required to be disclosed in connection with solicitations of proxies for the contested election of directors, or is otherwise required, in each case pursuant to the Section 14 of the Exchange Act; (iv) such person’s written consent (x) to being named as a nominee of such stockholder, (y) to being named in the Company’s form of proxy pursuant to Rule 14a-19 under the Exchange Act and (z) to serving as a director of the Company if elected; (v) any direct or indirect compensatory, payment, indemnification or other financial agreement, arrangement or understanding that such person has, or has had within the past three years, with any person or entity other than the Company (including, without limitation, the amount of any payment or payments received or receivable thereunder), in each case in connection with candidacy or service as a director of the Company (such agreement, arrangement or understanding, a “Third-Party Compensation Arrangement”); and (vi) a description of any other material relationships between such person and such person’s respective affiliates and associates, or others acting in concert with them, on the one hand, and such stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, and their respective affiliates and associates, or others acting in concert with them, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such stockholder, beneficial owner, affiliate or associate were the “registrant” for purposes of such rule and such person were a director or executive officer of such registrant.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for the Fiscal Years Ended December 31, 2025 and 2024

The following table shows the compensation earned by our named executive officers for the fiscal years ended December 31, 2025 and 2024:

Name and		Salary	Bonus		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Principal Position(1)	Year	($)	($)		($)	($)(2)		($)	($)	($)		($)
Gregory D. Gorgas, President, CEO, Secretary,	2025	540,000	270,000		-	346,532		-	-	66,923	(3)	1,223,455
and Director and Former CFO and Treasurer	2024	520,000	242,450	(4)	-	240,016	(5)	-	-	58,004	(6)	1,060,470
Mark E. Spring,	2025	41,667	-		-	64,555		-	-	184,313	(7)	290,535
CFO and Treasurer	2024	-	-		-	-		-	-	813	(8)	813

76

(1)

For the year ended December 31, 2025, our sole named executive officer until November 1, 2025, was Gregory D. Gorgas, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Spring joined us as Chief Financial Officer and Treasurer effective November 1, 2025.

(2)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to Non-Employee Directors during the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for stock options is measured based on the Black-Scholes Model. See [Note 7 – Equity] to our audited financial statements included in this Annual Report on Form 10-K.

(3)	This is comprised of health insurance premiums of $57,238 and life insurance premiums of $9,685.
(4)	2024 bonus has been granted but not yet paid.
(5)

New option awards granted in 2024 totaled $115,834. On February 28, 2024, previously issued options were repriced to $9.30 and had their vesting schedules modified. As per ASC 718 the changes were treated as modifications to the options. This modification resulted in an additional option award in the amount $124,182.

(6)	This is comprised of health insurance premiums of $52,173 and life insurance premiums of $5,831.
(7)	For the year ended December 31, 2025, Mr. Spring received consulting fees of $184,313.
(8)	For the year ended December 31, 2024, Mr. Spring received consulting fees of $813.

Outstanding Equity Awards at Fiscal Year-End December 31, 2025

The following table sets forth certain information regarding equity awards granted to our named executive officer that remained outstanding as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Gregory D. Gorgas	510	324	(1)	-	$9.30	August 29, 2029	-	-	-	-
President, CEO, Secretary,	5,667	3,606	(2)	-	$9.30	February 12, 2031	-	-	-	-
and Director,	3,905	2,485	(3)	-	$9.30	March 5, 2031	-	-	-	-
and Former	9,201	5,855	(4)	-	$9.30	December 3, 2031	-	-	-	-
CFO and Treasurer	8,658	5,509	(5)	-	$9.30	February 1, 2033	-	-	-	-
	7,348	7,986	(6)	-	$8.94	January 5, 2034	-	-	-	-
	4,674	15,719	(7)	-	$11.03	July 2, 2035	-	-	-	-
	-	20,000	(8)	-	$11.03	July 2, 2035	-	-	-	-

Mark E. Spring	1,145	3,855	(9)	-	$11.03	July 2, 2035	-	-	-	-
CFO and Treasurer	-	2,500	(10)	-	$11.03	July 2, 2035	-	-	-	-

(1)	24 Options vesting each month until February 2027.
(2)	258 Options vesting each month until February 2027.
(3)	178 Options vesting each month until February 2027.
(4)	419 Options vesting each month until February 2027.
(5)	394 Options vesting each month until February 2027.
(6)	320 Options vesting each month until January 2028.
(7)	425 Options vesting each month until January 2029.
(8)	10,000 Options vesting in each of January 2026 and January 2027.
(9)	104 Options vesting each month until January 2029.
(10)	1,250 Options vesting in each of January 2026 and January 2027.

Executive Employment Agreement with our Named Executive Officers

On August 30, 2019, and effective as of June 20, 2019, the Company and Mr. Gorgas entered into an amended and restated employment agreement (the “Employment Agreement”).

Mr. Gorgas’ annual base salary for 2025 was $540,000 per year, less applicable withholdings, and he is eligible to earn an annual target bonus of up to 50% of his base salary upon achievement of performance objectives to be determined by the Board or its Compensation Committee. Mr. Gorgas is also eligible to participate in any employee benefit plans sponsored by us.

The Employment Agreement also provides that the Company shall pay the premiums for a life insurance policy for Mr. Gorgas for coverage of up to $1,000,000, and Mr. Gorgas shall be entitled to select personal beneficiaries for 100% of the proceeds of such policy. Mr. Gorgas may also choose to pay any additional premiums to increase the coverage of this life insurance policy.

The Employment Agreement also provides benefits in connection with a termination of employment under specified circumstances. Under the terms of the Employment Agreement, if we terminate Mr. Gorgas’ employment other than for Cause, death, or Disability, or Mr. Gorgas terminates his employment for Good Reason (as such terms are defined in the Employment Agreement), Mr. Gorgas will be entitled to receive, subject to his timely execution and non-revocation of a release of claims, non-disparagement and his continued adherence to the non-solicitation provision of the Employment Agreement the following benefits: (A) if his termination of service occurs within the period 3 months prior to and 12 months after a change of control of the Company, (i) a lump sum severance payment equal to (x) 12 months of his then-current base salary and (y) his prorated annual bonus at the target level of achievement for the year in which the termination occurs, (ii) reimbursements for Mr. Gorgas and his eligible dependents’ COBRA premiums for up to 12 months; and (iii) accelerated vesting as to 100% of Mr. Gorgas’ then-outstanding time-based and performance-based equity awards; or (B) if his termination of service occurs outside of the period 3 months prior to and 12 months after a change of control of the Company, (i) continuing monthly payments of his then-current base salary for 12 months, (ii) a lump sum payment equal to a pro-rata portion of his then-current year target bonus, (iii) reimbursements for Mr. Gorgas and his eligible dependents’ COBRA premiums for up to 12 months; and (iv) accelerated vesting as to (x) 100% of Mr. Gorgas’ then-outstanding time-based equity awards and (y) that portion of Mr. Gorgas’ then-outstanding performance based equity awards for the performance goals that had been satisfied at the time of termination or are expected to be satisfied.

On October 26, 2025, we entered into an Amendment to Mr. Gorgas’ Employment Agreement (the “Employment Agreement Amendment”). Based in part on evaluation from the Compensation Committee’s outside compensation consultant, the Employment Agreement Amendment amended Mr. Gorgas’ existing Employment Agreement to align Mr. Gorgas’ severance benefits with current market practice and make other updates for compliance with applicable laws and intended to align with good governance practices. The Employment Agreement Amendment reflects Mr. Gorgas’ current base salary and target bonus and includes the following changes to the Employment Agreement: (1) extends Mr. Gorgas’ eligibility to receive severance benefits upon a constructive termination whereby Mr. Gorgas may resign for Good Reason (as such term is defined in the Employment Agreement Amendment) outside of the period of time beginning three months before, and ending twelve months following, a change in control (the “CIC Protection Period”); (2) provides that severance benefits are subject to recoupment in accordance with the Company’s clawback policy; and (3) adjusts severance benefits upon an involuntary termination (a termination by the Company without Cause or a resignation for Good Reason, as such terms are defined in the Employment Agreement Amendment) to (a) increase the cash severance Mr. Gorgas is eligible for from twelve (12) months of annual base salary to twenty-four (24) months of annual base salary and target bonus (increased to thirty-six (36) months if the involuntary termination occurs during the CIC Protection Period); (b) increase the COBRA reimbursements Mr. Gorgas is eligible for from twelve (12) months to twenty-four (24) months (increased to thirty-six (36) months if the involuntary termination occurs during the CIC Protection Period); (c) provide that the pro-rated bonus payment due for the year of termination will be calculated based on actual achievement of the applicable performance goals for such year (or if such involuntary termination occurs in the CIC Protection Period, a pro-rated annual target bonus, if greater); (d) remove the provision for full equity vesting acceleration upon an involuntary termination outside of the CIC Protection Period and replace it, effective for equity awards granted after the Effective Date, with partial vesting acceleration of awards scheduled to vest within the twenty-four (24) months following termination; and (e) provide for an extended time to exercise vested stock options of up to twelve (12) months after an involuntary termination.

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

In connection with Mr. Spring’s appointment as Chief Financial Officer and Treasurer in October 2025 (effective November 1, 2025), the Company entered into an Employment Agreement with Mr. Spring, dated as of October 26, 2025, and effective as of November 1, 2025 (the “Spring Employment Agreement”). Pursuant to the terms of the Spring Employment Agreement, Mr. Spring is entitled to: (i) an initial annual base salary of $250,000 (the “Base Salary”); (ii) an annual target bonus of 35% of the Base Salary less applicable withholdings, upon achievement of performance objectives to be determined by the compensation committee of the Board in its sole discretion, effective beginning in 2026; (iii) equity awards determined from time to time by the Board or compensation committee; and (iv) certain employee benefits, paid-time off and business expense reimbursements, as set forth in the Spring Employment Agreement.

Additionally, the Spring Employment Agreement provides for the following benefits upon an involuntary termination (a termination by the Company without Cause or a resignation for Good Reason, as such terms are defined in the Spring Employment Agreement) which are subject to the execution, delivery and effectiveness of a customary release of claims in the Company’s favor: (1) 12 months of annual base salary (increased to 18 months if such involuntary termination occurs in connection with a change in control); (2) a pro-rated annual bonus payment for the year in which the termination occurs, based on actual achievement of the applicable performance goals for such year (or if such involuntary termination occurs in connection with a change in control, a pro-rated annual target bonus, if greater); (3) reimbursement for COBRA premium payments for a period of up to 12 months following termination (increased to 18 months if such involuntary termination occurs in connection with a change in control); and (4) if such involuntary termination occurs in connection with a change in control, full vesting acceleration of equity awards and an extended time to exercise vested stock options of up to twelve (12) months involuntary termination.

Director Compensation

The following table presents compensation information for our non-employee directors for the fiscal year ended December 31, 2025.

	Fees Earned				Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)

Connie Matsui(2)	76,500	-	-	-	-	-	76,500
Douglas Blayney, M.D.(3)	48,000	-	-	-	-	-	48,000
Gregory R. Reyes, M.D., Ph.D.(4)	45,000	-	-	-	-	-	45,000
R. Martin Emanuele, Ph.D.(5)	44,000	-	-	-	-	-	44,000
Steven Kelly(6)	59,500	-	-	-	-	-	59,500
Tamara A. Favorito(7)	60,000	-	-	-	-	-	60,000

(1)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to non-employee directors during 2025, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for stock options is measured based on the Black-Scholes Model. See Note 7 – Equity to our audited financial statements included in this Annual Report on Form 10-K:

(2)	2,877 option awards outstanding as of December 31, 2025.
(3)	2,267 option awards outstanding as of December 31, 2025.
(4)	2,143 option awards outstanding as of December 31, 2025.
(5)	2,190 option awards outstanding as of December 31, 2025.
(6)	2,663 option awards outstanding as of December 31, 2025.
(7)	1,143 option awards outstanding as of December 31, 2025. Fees earned or paid in cash were paid to Favorito Financial Consulting LLC.

Outside Director Compensation Policy

The Outside Director Compensation Policy, which was in effect for 2025, provides for the following cash compensation program for our non-employee directors:

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

The terms of our Outside Director Compensation Policy also allow for new non-employee directors to receive, upon becoming a non-employee director, an initial award of stock options to purchase 417 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the first trading date on or after the date on which such individual first becomes a non-employee director. The initial award shall vest in three (3) equal installments on each anniversary of the date the applicable non-employee director’s service commenced, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date.

Our Outside Director Compensation Policy, also provides for an annual award (the “Annual Award”) to continuing non-employee directors who have served as a non-employee director for at least six (6) months on the date of each annual meeting of stockholders of stock options to purchase 292 shares of our common stock at a per-share exercise price equal to the fair market value of a share of our common stock on the date of each annual meeting; provided, however, that the Board may make exceptions to this requirement of being an outside director for six (6) months to receive an Annual Award. Beginning fiscal year 2025, the Annual Award for continuing non-employee directors who have served as a non-employee director for at least six (6) months on the date of each annual meeting of stockholders was increased to stock options to purchase 409 shares of our common stock. The Annual Award shall vest on the earlier of the one-year anniversary of the date the annual award is granted, or the day prior to the date of the annual meeting next following the date the annual award is granted, in each case, subject to the non-employee director continuing to be a service provider through the applicable vesting date.

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

Benefits and Perquisites

We provide benefits to our executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance. We do not maintain any executive-specific benefit or perquisite programs except we do pay for the life insurance benefits and the health benefits reflected in the “Summary Compensation Table” above for our named executive officers.

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

Authorized Shares. On January 1, 2024, the 2018 Plan was increased to permit the issuance of an additional 478,344 shares of Common Stock awards. On February 28, 2025, an additional 484,155 shares of our Common Stock were reserved for issuance pursuant to the 2018 Plan. On January 29, 2026, an additional 302,812 shares of our Common Stock were reserved for issuance pursuant to the 2018 Plan.

As of December 31, 2025, 335,564 shares of our Common Stock have been reserved for issuance pursuant to the 2018 Plan, of which options to purchase 227,842 shares of Common Stock are issued and outstanding.

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

Grants of Plan-Based Awards

During the year ended December 31, 2025, we granted stock options to purchase a total of 98,866 shares of Common Stock.

Option Exercises and Stock Vested

During the year ended December 31, 2025, there were no options exercised by our directors or executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February [20], 2026, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our named executive officers and our directors, and all of our current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of February [20], 2026. Shares subject to options that are currently exercisable or exercisable within 60 days of February [20], 2026 are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of beneficial ownership of Artelo is calculated based on [20] shares of Common Stock outstanding as of February [20], 2026.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Artelo Biosciences, Inc., 505 Lomas Santa Fe, Suite 160, Solana Beach, California 92075.

	Number of
Name and Address of Beneficial Owner	Shares of Common Stock Held	Percent of Common Stock %
Directors and Named Executive Officers
Gregory D. Gorgas(1)	96,406	4.5
Connie Matsui(2)	146,105	6.9
Steven Kelly(3)	2,005	*
Douglas Blayney, M.D.(4)	2,082	*
R. Martin Emanuele, Ph.D.(5)	2,062	*
Gregory R. Reyes M.D., Ph.D.(6)	1,638	*
Tamara A. Favorito(7)	26,505	12.3
Mark E. Spring(8)	1,666	*
All Current Directors and Executive Officers as a Group	276,803	13.0

5% Stockholders
None

* Less than 1%

(1)

Consists of (i) 3,007 common shares held directly by Gregory D. Gorgas, (ii) 400 common shares held indirectly by Gorgas Family Trust, (iii) 57,176 shares of Common Stock issuable pursuant to options held directly by Gregory D. Gorgas exercisable within 60 days, (iv) 8,644 common shares issued on the conversion of an outstanding note payable, (v) 9,586 warrants representing 9,586 shares of Common Stock which have an exercise price of $6.24 per common share and expire in October 2030, and (vi) 17,592 warrants representing 17,592 shares of Common Stock which have an exercise price of $3.40 per common share and expire in October 2030.

(2)

Consists of (i) 629 common shares held directly by Connie Matsui, (ii) 2,175 shares of Common Stock issuable pursuant to options held directly by Connie Matsui exercisable within 60 days, (iii) 34,578 common shares issued on the conversion of an outstanding note payable, (v) 38,346 warrants representing 38,346 shares of Common Stock which have an exercise price of $6.24 per common share and expire in October 2030, and (vi) 70,376 warrants representing 70,376 shares of Common Stock which have an exercise price of $3.40 per common share and expire in October 2030.

(3)	Consists of (i) 139 common shares held by Steven Kelly, and (ii) 1,866 shares of Common Stock issuable pursuant to options held directly by Steven Kelly exercisable within 60 days.

(4)	Consists of (i) 139 common shares held by Douglas Blayney, M.D., and (ii) 1,943 shares of Common Stock issuable pursuant to options held directly by Douglas Blayney, M.D., exercisable within 60 days.

(5)

Consists of (i) 139 common shares held by R. Marty Emanuele, Ph.D., and (ii) 1,923 shares of Common Stock issuable pursuant to options held directly by R. Marty Emanuele, Ph.D., exercisable within 60 days.

(6)	Consists of 1,638 shares of Common Stock issuable pursuant to options held directly by Gregory R. Reyes M.D., Ph.D., exercisable within 60 days.

(7)

Consists of (i) 919 shares of Common Stock issuable pursuant to options held directly by Tamara A. Favorito exercisable within 60 days, (ii) 6,174 common shares issued on the conversion of an outstanding note payable, (iii) 6,846 warrants representing 6,846 shares of Common Stock which have an exercise price of $6.24 per common share and expire in October 2030, and (vi) 12,566 warrants representing 12,566 shares of Common Stock which have an exercise price of $3.40 per common share and expire in October 2030.

(8)	Consists of 1,666 shares of Common Stock issuable pursuant to options held directly by Mark E. Spring, exercisable within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2025. All outstanding option awards relate to our Common Stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2018 Equity Incentive Plan(1)	227,842	$11.03	107,722
Equity compensation plans not approved by security holders	-	-	-
Total	227,842	$11.03	107,722

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Described below are any transactions occurring since January 1, 2024 and any currently proposed transactions to which we were a party and in which:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for audit services provided by MaloneBailey, LLP for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
Fee Category	2025	2024

Audit Fees	$123,600	$123,593
Audit-Related Fees	129,265	4,120
Tax Fees	7,725	7,725
All Other Fees	-	-
Total Fees	$260,590	$135,438

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 11, 2023)
3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 21, 2023)
3.4	Certificate of Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 10, 2025)
3.5	Certificate of Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 14, 2025)
4.1*	Description of Securities
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on December 16, 2020)
10.1	Securities Purchase Agreement by and between the Company and Gregory D. Gorgas dated April 3, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 7, 2017)
10.2†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 8, 2017)
10.3	Stock Purchase Agreement dated May 4, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 8, 2017)
10.4	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2017)
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2017)
10.6	Stock Purchase Agreement dated August 1, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 4, 2017)
10.7#

Material and Data Transfer, Option and License Agreement dated as of December 20, 2017 by and between the Company and NEOMED Institute (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on January 16, 2018)

10.8#

First Amendment to Material and Data Transfer, Option and License Agreement by and between the Company and NEOMED Institute, dated as of January 4, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 15, 2019)

10.10#

License Agreement with Stony Brook University, by and between the Company and Stony Brook University, dated January 18, 2018 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1/A filed on April 17, 2018)

10.11†	2018 Equity Incentive Plan, as amended, and Forms of Award Agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on December 16, 2020)

89

10.12†

Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated August 30, 2019 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on November 25, 2019)

10.13†

Amendment to Amended and Restated Employment Agreement by and between the Company and Gregory D. Gorgas dated October 26, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 27, 2025)

10.14	Form of Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2025)
10.15	Form of Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 1, 2025)
10.16	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 1, 2025)
10.17

Form of Securities Purchase Agreement by and between Artelo Biosciences Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2025)

10.18	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 26, 2025)
10.19	Form of $5.82 Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 26, 2025)
10.20	Form of $10.00 Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 26, 2025)
10.21

At-The-Market Offering Agreement by and among the Company and R.F. Lafferty & Co., Inc., dated as of July 18, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on July 18, 2025)

10.22

Form of Securities Purchase Agreement by and between Artelo Biosciences, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2025)

10.23	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2025)
10.24	Form of Market Priced Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2025)
10.25	Form of $50.00 Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 4, 2025)
10.26

Form of Termination and Mutual Release Agreement by and between Artelo Biosciences, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2025)

10.27#	Common Stock Warrant issued to ABK Labs, Inc., dated August 1, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 7, 2025)
10.28

Consulting Agreement by and between Artelo Biosciences, Inc. and ABK Labs, Inc., dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2025)

10.29

Termination Agreement by and between Artelo Biosciences, Inc. and ABK Labs, Inc., dated August 19, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2025)

10.30	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 5, 2025)
10.31	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 1, 2025)
10.32	Cooperation Letter Agreement dated October 15, 2025, among the Company and the Farb Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2025)
10.33†	Employment Agreement by and between the Company and Mark E. Spring dated October 26, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2025)

90

10.34

Form of Subscription Agreement by and between Artelo Biosciences Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2025)

10.35	Form of Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 31, 2025)
10.36	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 31, 2025)
19.1	Insider Trading Policy, as amended (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 3, 2025)
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Quarterly Report on Form 10-Q filed on November 8, 2023)
23.1*	Consent of MaloneBailey, LLP
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
97.1†	Compensation Recovery Plan (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 25, 2024)
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)

___________

*	Filed herewith.
†	Management contracts or compensatory plans, contracts or arrangements.
#	Certain portions of this exhibit have been omitted.
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Artelo Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ARTELO BIOSCIENCES, INC.

Dated: February 24, 2026	By:	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Secretary and Director
(Principal Executive Officer)

	By:	/s/ Mark E. Spring
Mark E. Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Gregory D. Gorgas and Mark E. Spring as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 24, 2026	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer,
Secretary and Director
(Principal Executive Officer)

Dated: February 24, 2026	/s/ Mark E. Spring
Mark E. Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Dated: February 24, 2026	/s/ Connie Matsui
Connie Matsui
Director

Dated: February 24, 2026	/s/ Steven Kelly
Steven Kelly
Director

Dated: February 24, 2026	/s/ Douglas Blayney
Douglas Blayney
Director

Dated: February 24, 2026	/s/ R. Martin Emanuele
R. Martin Emanuele
Director

Dated: February 24, 2026	/s/ Gregory R. Reyes
Gregory R. Reyes
Director

Dated: February 24, 2026	/s/ Tamara A. Favorito
Tamara A. Favorito
Director

92