Form 10-Q
period 2026-03-31
ARTELO BIOSCIENCES, INC.
filed 2026-05-14
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

The registrant had 2,333,540 shares of common stock issued and outstanding as of May 13, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Artelo Biosciences, Inc.

Unaudited Consolidated Financial Statements

3

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	As of March 31,	As of December 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$10,273	$600
Prepaid expenses and other current assets	148	95
Total Current Assets	10,421	695
Operating lease right-of-use assets	55	64
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$12,518	$2,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,041	$3,035
Due to related parties	468	345
Operating lease liabilities - current portion	41	40
Accrued interest - convertible notes	26	11
Accrued interest - convertible notes - related party	10	4
Convertible notes	470	437
Convertible notes - related party	190	172
Derivative liability	582	-
Total Current Liabilities	5,828	4,044

Operating lease liabilities	18	29
TOTAL LIABILITIES	5,846	4,073

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 23,148 shares authorized, 0 shares issued and outstanding as of March 31, 2026, and December 31, 2025	-	-
Common Stock, par value $0.001, 166,666,667 shares authorized and 876,032 and 673,008 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	1	1
Additional paid-in capital	72,890	62,014
Accumulated deficit	(65,973)	(63,015)
Accumulated other comprehensive loss	(246)	(272)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	6,672	(1,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,518	$2,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025

OPERATING EXPENSES
General and administrative	$1,916	$995
Research and development	773	1,384
Total Operating Expenses	2,689	2,379

Loss from Operations	(2,689)	(2,379)

OTHER INCOME (EXPENSE)
Interest income	1	7
Interest expense	(100)	-
Interest expense - related party	(24)	-
Net change in fair value of derivative liability	(146)	-
Total other income (expense)	(269)	7

NET LOSS	$(2,958)	$(2,372)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	26	(25)
Total Other Comprehensive Income (Loss)	26	(25)

TOTAL COMPREHENSIVE LOSS	$(2,932)	$(2,397)

Basic and Diluted Loss per Common Share	$(4.00)	$(12.55)

Basic and Diluted Weighted Average Common Shares Outstanding	739	189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2025	673	$1	$62,014	$(63,015)	$(272)	$(1,272)
Reverse split adjustment	28	-	-	-	-	-
Common shares issued as a fee in equity purchase agreement	35	-	145	-	-	145
Common shares issued for cash, net of issuance costs	81	-	10,033	-	-	10,033
Warrants exercised	39	-	234	-	-	234
Conversion of convertible notes to common stock	20	-	208	-	-	208
Stock based compensation	-	-	256	-	-	256
Net loss for the period	-	-	-	(2,958)	-	(2,958)
Other comprehensive loss	-	-	-	-	26	26
Balance, March 31, 2026	876	$1	$72,890	$(65,973)	$(246)	$6,672

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2024	189	$-	$53,195	$(50,136)	$(202)	$2,857
Stock based compensation	-	-	192	-	-	192
Net loss for the period	-	-	-	(2,372)	-	(2,372)
Other comprehensive loss	-	-	-	-	(25)	(25)
Balance, March 31, 2025	189	$-	$53,387	$(52,508)	$(227)	$652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,958)	$(2,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	401	192
Net change in fair value of derivative liability	146	-
Non-cash lease expense	9	8
Amortization of debt discounts and debt issuance costs	69	-
Amortization of debt discounts and debt issuance costs - related party	18	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54)	9
Deferred offering costs	-	(424)
Accounts payable and accrued liabilities	1,029	800
Accounts payable - related parties	123	(38)
Accrued interest	30	-
Accrued interest – related parties	6	-
Advances from investors	-	236
Fixed cash payments related to operating leases	(10)	(8)
Net cash used in operating activities	(1,191)	(1,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	10,033	-
Proceeds from issuance of convertible notes, net	593	-
Proceeds from exercise of warrants	234	-
Net cash provided by financing activities	10,860	-

Effect of exchange rate changes on cash	4	5

Net change in cash and cash equivalents	9,673	(1,592)
Cash and cash equivalents - beginning of period	600	2,338
Cash and cash equivalents - end of period	$10,273	$746

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible notes to common stock	$208	$-
Common shares issued as a fee in equity purchase agreement	145	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Company has registered wholly owned subsidiaries in Ireland (Trinity Reliant Ventures Limited), in the United Kingdom (Artelo Biosciences Ltd), and in Canada (Artelo Biosciences Corporation). On January 8, 2020, Trinity Research and Development Limited changed its name to Artelo Biosciences Limited. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing therapeutics that target lipid-signaling pathways, including treatments intended to modulate the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Going Concern

The Company has incurred losses since inception and incurred a net loss of $2,958 during the three months ended March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $10,273.

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

On March 27, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement offering: (i) 81,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at $3.45 per share, (ii) pre-funded warrants to purchase 3,107,407 shares of common stock at an exercise price of $0.001 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase 6,376,814 shares of common stock at an exercise price of $3.20 per share (the “Common Warrants”). The Pre-Funded Warrants and the Common Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant, was issued and sold along with two Common Warrants. The combined purchase price for the securities was (i) $3.45 per Share and two Common Warrants, and (ii) $3.449 per Pre-Funded Warrant and two Common Warrants. The offering closed on March 30, 2026. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation described below. The Common Warrants are exercisable immediately and have a term of five and one-half years from the effective date of the initial registration statement registering the Warrant Shares, subject to the Beneficial Ownership Limitation described below. The exclusive placement agent (the “Placement Agent”) in connection with the offering received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the Warrants, the Company shall pay the Placement Agent a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to designees of the Placement Agent warrants to purchase 255,073 shares of common stock at an exercise price of $4.3125 per share, which have the same terms as the Common Warrants other than the exercise price. The gross proceeds from the offering, before deducting Placement Agent fees and other offering expenses payable by the Company, were $10,997 (or up to approximately $31,400 in gross proceeds if the Warrants are fully exercised for cash). The net proceeds of $10,032 from the offering will be used for working capital, general corporate purposes and the repayment of certain bridge debt. The Common Warrants may only be exercised on a cashless basis if, after six months from the issuance date of the Common Warrants, there is no registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Common Warrants to the holder. A holder of a Warrant may not exercise any such Warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99% (the “Beneficial Ownership Limitation”).

On May 4, 2026, the Company filed a $75,000 in aggregate value shelf registration statement on Form S-3 which is subject to review by the SEC prior to becoming effective. The shelf registration statement, upon clearance of the SEC review process, will be effective for three years and permit the Company to sell, from time to time, up to $75,000 of the Company’s common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period if the public float of the Company is less than $75,000 as of relevant measurement dates under applicable securities laws. The Company may continue to sell under the July 2023 Form S-3 until the earlier of (i) the date on which the new shelf registration statement is declared effective by the SEC, or (ii) January 10, 2027, which is 180 days after the third-year anniversary of the effective date of the July 2023 Form S-3.

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

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including tariffs, trade disputes, extreme weather conditions, increased economic uncertainty, inflation, interest rate fluctuation, recent and any potential future financial institution failures, and conflicts in Eastern Europe, the Middle East and in other areas. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

Reverse Stock Splits

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

As a result of the Reverse Split occurring on June 12, 2025, each six (6) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 3,280,000 to approximately 546,667. The number of authorized shares of common stock was reduced from 50,000,000 to 8,333,333, while the number of authorized shares of preferred stock was reduced from 416,667 to 69,444. On August 28, 2025, the Company held a special meeting of stockholders in which the shareholders voted to increase the authorized number of shares of common stock from 8,333,333 shares to 500,000,000 shares.

On March 10, 2026, the Company executed a one-for-three (1-for-3) reverse stock split affecting both the authorized and issued and outstanding amounts of its common stock and preferred stock. These consolidated financial statements reflect the impact of this reverse stock split. As a result of the Reverse Split occurring on March 10, 2026, each three (3) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 2,018,746 to approximately 673,008. The number of authorized shares of common stock was reduced from 500,000,000 to 166,666,667, while the number of authorized shares of preferred stock was reduced from 69,444 to 23,148.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed with the SEC on February 24, 2026, as updated on Form 8-K filed with the SEC on March 17, 2026.

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

The Company recognizes R&D tax credits when received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company did not receive R&D tax credits during the three months ended March 31, 2026 or 2025.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,273 and $600 in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of March 31, 2026, was approximately $9,773. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The Company did not hold any marketable securities as of March 31, 2026, and December 31, 2025.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at March 31, 2026, and December 31, 2025.

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

For the three months ended March 31, 2026, and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,	March 31,
	2026	2025
Stock options	205,518	42,978
Warrants	10,167,027	7,772
	10,372,545	50,750

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

New Accounting Standards Adopted

There were no new accounting standards adopted during the three months ended March 31, 2026.

New Accounting Standards Issued Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, disaggregated information about specified categories of expenses—including (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depletion—that are included within each relevant expense caption presented on the face of the income statement. The amendments also require disclosure of the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the disclosures within its condensed consolidated financial statements.

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

	Three Months Ended
	March 31,
	2026	2025

General and administrative
Employee and director compensation	$320	$239
Stock-based compensation	156	114
Professional fees	1,146	325
Other general and administrative (a)	294	317
Total general and administrative	$1,916	$995

	Three Months Ended
	March 31,
	2026	2025

Research and development
Employee compensation	$284	$233
Stock-based compensation	101	78
Professional fees	271	1,010
Other research and development (b)	117	63
Total research and development	$773	$1,384

(a)	Consists of investor relations, travel and other office expenses.
(b)	Consists of supplies and other items used in research and development activities.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026, and 2025, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $0 and $5, respectively. As of March 31, 2026, and December 31, 2025, there was $0 and $3, outstanding, respectively.

During the three months ended March 31, 2026, and 2025, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $28 and $12, respectively. As of March 31, 2026, and December 31, 2025, there was $44 and $8 outstanding, respectively.

During the three months ended March 31, 2026, and 2025, a company controlled by a director of a subsidiary of the Company provided professional services totaling $21 and $20, respectively. As of March 31, 2026, and December 31, 2025, there was $8 and $0 outstanding, respectively.

As of March 31, 2026, and December 31, 2025, there was $416 and $333, respectively, payable to directors of the Company for unpaid board compensation. These amounts were paid in April 2026.

NOTE 5 – CONVERTIBLE NOTES

March 2026 Notes

During March 2026, the Company issued three unsecured promissory notes to third-party lenders, two having one-time interest charge of 12% and the other bearing interest at 10% per annum and containing variable-rate embedded conversion features. The notes were issued for aggregate gross proceeds of $610 against aggregate face amounts of $665, resulting in aggregate original issue discount (“OID”) of $55. Under ASC 815-15, the embedded conversion features of all three notes were bifurcated as derivative liabilities at inception (see Note 7). Set out below are the terms of each note:

Boot Capital LLC Note

•	The note has a one-time interest charge of 12%.
•

Interest and principal are payable in monthly installments commencing September 15, 2026 (first scheduled payment date), with $63 due on such date followed by four payments of $16 due on the 15th of each month through January 2027.

•

The Holder may elect to convert any or all amounts outstanding upon an Event of Default. The conversion price equals 75% of the lowest closing bid price of the Company’s common stock during the 10 Trading Days preceding the conversion date, subject to a floor of $0.125 per share.

•	Upon an Event of Default, the outstanding balance becomes 150% of the then-outstanding principal plus accrued interest, and default interest accrues at 22% per annum.

Vanquish Funding Group Inc. Note

•	The note has a one-time interest charge of 12%.
•

Interest and principal are payable in monthly installments commencing September 15, 2026 (first scheduled payment date), with $133 due on such date followed by four payments of $33 due on the 15th of each month through January 2027.

•	The Holder may elect to convert upon an Event of Default. Conversion price equals 75% of the lowest closing bid price in the 10-Trading-Day lookback window, subject to a $0.125 floor.
•	Upon an Event of Default, the outstanding balance becomes 150% of the then-outstanding principal plus accrued interest, and default interest accrues at 22% per annum.

Labrys Fund II, L.P. Note

•	The note bears interest at 10%.
•	Principal and accrued interest of $347 is payable in a single bullet payment at maturity on March 20, 2027. There are no scheduled interim payments.
•

Beginning on September 16, 2026 (Day 181 from issuance), and regardless of whether any Event of Default has occurred, the Holder may elect at any time to convert any portion of the outstanding balance into shares of the Company’s common stock. This time-based conversion right represents a fundamental difference from the Boot Capital and Vanquish notes, in which the conversion right is contingent upon an Event of Default.

•

Conversion price equals 75% of the average of the two (2) lowest closing bid prices of the Company’s common stock during the 10 Trading Days preceding the conversion date. The Holder may deduct $2 per conversion notice from the conversion amount.

•

Upon an Event of Default, the outstanding balance becomes 150% of the then-outstanding principal plus accrued interest, and default interest accrues at 22% per annum. A default does not expand the conversion right, which is already fully available after Day 181.

At inception, each note was recorded at its face amount as a liability, with a corresponding contra-liability debt discount comprising (i) the OID and (ii) the fair value of the bifurcated embedded derivative allocated from the proceeds. The debt discount is amortized to interest expense over the term of each note using the effective interest method (“EIM”) for the Boot Capital and Vanquish notes, and the straight-line method for the Labrys Fund II note (see Note 7).

The following represents the movement of the value of the March 2026 notes during the three months ended March 31, 2026:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.	Total
Face amount	$113	$237	$315	$665
Less: Debt discount at inception
OID	(13)	(27)	(15)	(55)
Derivative allocation	(46)	(98)	(293)	(437)
Debt issuance costs	-	(10)	(8)	(18)
Initial carrying value	54	102	(1)	155
Amortization	5	10	9	24
Carrying value, March 31, 2026	$59	$112	$8	$179

The Boot Capital LLC, Vanquish Funding Group Inc. and Labrys Fund II, L.P. notes were repaid in full in April 2026.

May 2025 Notes

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

At the Maturity Date (defined below), the investor had the ability (at the investor’s sole option) to convert all of that certain unpaid portion of principal and accrued interest of the investor’s Note into shares of common stock (the “Voluntary Conversion”), specifically into that number of shares of common stock (the “Converted Shares”) equal to the unpaid principal balance and any accrued interest of each Note divided by $23.22. The amount of principal balance and any accrued interest of each Note convertible pursuant to the Voluntary Conversion was equal to the number of Converted Shares multiplied by $18.72. Should the investor not elect Voluntary Conversion, such portion of the unpaid principal balance and any accrued interest of each Note subject to Voluntary Conversion became immediately due and payable in cash.

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

Effective October 28, 2025, the Company entered into an agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes in an aggregate principal amount of $692, of which $195 was for related parties; (ii) warrants to purchase an aggregate of 146,067 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $10.20 per share; and (iii) warrants to purchase an aggregate of 82,170 warrants of the Company’s common stock, par value $0.001 per share, at an exercise price of $18.72 per share. The notes will accrue interest at a rate of 12% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable 180 days after the effective date. At any time prior to the Maturity Date, all or any portion of the outstanding principal amount of the Notes, together with the accrued and unpaid interest, shall be convertible, in whole or in part, into shares of Common Stock, at a conversion price of $10.20. Each warrant is immediately exercisable after issuance for five (5) years. The Company accounted for this transaction as an extinguishment of debt in accordance with ASC 470, Debt, and realized a loss on the extinguishment of debt of $1,158 during the year ended December 31, 2025, of which $333 was from related parties.

The Company utilizes the Black-Scholes model to value its warrants. During the year ended December 31, 2025, the Company utilized the following assumptions:

Year Ended December 31,
2025
Expected term	2.50 years
Expected average volatility	105%
Expected dividend yield	-
Risk-free interest rate	3.50%

As of March 31, 2026, the net carrying value of the Notes is $480, which includes principal of $494 and deferred debt costs of $14. Included within such amounts at March 31, 2026 is amounts held by related parties, including a carrying value of the notes of $195, which includes principal of $189 and deferred debt costs of $6. During the three months ended March 31, 2026, the Company recorded interest expense of $89 associated with the accretion of accrued interest of $20 and $69 amortization of deferred debt costs. During the three months ended March 31, 2026, the Company issued 20,375 shares of common stock associated with the conversion of debt with a carrying value of $208.

NOTE 6 – DERIVATIVE LIABILITIES

The variable-rate conversion features embedded in each of the three promissory notes described in Note 6 were determined not to be clearly and closely related to the debt host instruments under ASC 815-15-25. Each conversion price is reset at the time of each future conversion based on a lookback formula applied to then-current market prices, causing the conversion price to vary with changes in the Company’s stock price. As a result, the embedded conversion features do not satisfy the fixed-for-fixed criterion of ASC 815-40-15 and were bifurcated from the host debt instruments and recorded as derivative liabilities at fair value at inception, with subsequent changes in fair value recognized in the statements of operations.

The derivative liabilities are classified within Level 3 of the fair value hierarchy because their valuation requires unobservable inputs, principally the variable future conversion price (which is path-dependent on future stock prices) and management’s estimate of historical volatility.

The conversion right under the Boot Capital and Vanquish notes is contingent on the occurrence of an Event of Default. Accordingly, the probability that the conversion feature will ever be exercised depends, in part, on the probability that an Event of Default will occur. The fair value of these embedded derivatives was estimated using a Black-Scholes option pricing model adjusted by management’s estimate of the probability of default (“PD”). At inception (March 12, 2026), management estimated the PD at 40%, reflecting the Company’s then-current liquidity position, history of going concern disclosures, and clinical-stage operating profile. Subsequent to the closing of an offering on March 30, 2026, the PD was revised to 7.5%, reflecting the substantially improved liquidity position. The conversion right under the Labrys Fund II note is available to the Holder as a routine contractual right beginning on Day 181 (September 16, 2026), regardless of whether any Event of Default has occurred. No probability-of-default adjustment was applied to the Labrys Fund II derivative; the full Black-Scholes value was used.

The fair value of each embedded derivative liability was estimated using the Black-Scholes option pricing model. This model was selected as a practical and widely-accepted approach for valuing variable-rate convertible features on short-term promissory notes. Management acknowledges the following simplifications inherent in this approach:

•

Fixed strike price assumption: The Black-Scholes model assumes a fixed exercise price. The actual conversion price under each note is path-dependent, determined at the time of each future conversion based on a lookback formula applied to then-current closing bid prices. Using the inception-date computed conversion price as the static strike is a practical approximation.

•

Term assumption: The full contractual maturity is used as the option term, rather than the expected exercise window (which for Labrys is the six months from Day 181 to maturity). This is a conservative assumption that increases the computed fair value.

•	Volatility: Historical realized volatility based on trailing closing prices. Implied volatility is not separately observable for this stock.

The Company utilized the Black-Scholes model to value the derivative liabilities. During the three months ended March 31, 2026, the Company utilized the following assumptions:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.
Expected term	0.79 - 0.85 years	0.79 - 0.85 years	0.97 - 1.00 years
Expected average volatility	163.00 - 209.86%	163.00 - 209.86%	155.34 - 191.61%
Expected dividend yield	-	-	-
Risk-free interest rate	3.66 - 3.68%	3.66 - 3.68%	3.68 - 3.80%

At inception of the Labrys Fund II note (March 20, 2026), the fair value of the bifurcated embedded derivative of $756 exceeded the total proceeds received $300. Under ASC 815-15-30-6, this excess is recognized immediately as a loss in the statement of operations on the date of inception. The Company recognized a day-one loss on derivative bifurcation of $456 as of March 31, 2026.

The following represents the movement of the value of the March 2026 notes during the three months ended March 31, 2026:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.	Total
Fair value at inception	$46	$98	$756	$900
Change in fair value	(25)	(53)	(240)	(318)
Fair value, March 31, 2026	$21	$45	$516	$582

NOTE 7 – EQUITY

Preferred Stock

The Company has authorized 23,148 shares of preferred stock with a par value of $0.001 per share.

As of March 31, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company has authorized 166,666,667 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As of March 31, 2026, and December 31, 2025, there were 876,032 and 673,008, respectively, shares of common stock issued and outstanding, respectively.

On January 30, 2026, the Company entered into an equity purchase agreement, dated as of January 30, 2026, with Square Gate Capital Master Fund, LLC – Series 5, (“Square Gate”), pursuant to which the Company has the right, but not the obligation, to direct Square Gate to purchase up to $25,000 (the “Initial Commitment Amount”) in shares of common stock, which at the Company’s sole discretion can be increased by an additional $25,000 once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the equity purchase agreement. In consideration for Square Gate’s execution and delivery of the equity purchase agreement, the Company issued 35,342 shares of Common Stock to Square Gate (the “Commitment Shares”) and 62,124 pre-funded warrants to purchase up to 62,124 shares of Common Stock at an exercise price of $0.003 per share, having an aggregate value, as of January 30, 2026, of $500, as shares and/or as pre-funded warrants. The Commitment Shares were deemed fully earned on the date of the equity purchase agreement. The Company will be prohibited from conducting any Variable Rate Transaction (as defined in the equity purchase agreement) without the prior written consent of Square Gate from any Put Date until the end of any Standstill Period (as defined in the equity purchase agreement); provided, however, that the Company may effect sales pursuant to a customary “at-the-market” facility with a FINRA-registered broker-dealer as sales agent.

On March 27, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement offering: (i) 81,000 shares (the “Shares”) of the Company’s common stock at $3.45 per share, (ii) pre-funded warrants to purchase 3,107,407 shares of common stock at an exercise price of $0.001 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase 6,376,814 shares of common stock at an exercise price of $3.20 per share (the “Common Warrants”). The Pre-Funded Warrants and the Common Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant, was issued and sold along with two Common Warrants. The combined purchase price for the securities was (i) $3.45 per Share and two Common Warrants, and (ii) $3.449 per Pre-Funded Warrant and two Common Warrants. The offering closed on March 30, 2026. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation described below. The Common Warrants are exercisable immediately and have a term of five and one-half years from the effective date of the initial registration statement registering the Warrant Shares, subject to the Beneficial Ownership Limitation described below. The exclusive placement agent (the “Placement Agent”) in connection with the offering received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the Warrants, the Company shall pay the Placement Agent a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to designees of the Placement Agent warrants to purchase 255,073 shares of common stock at an exercise price of $4.3125 per share, which have the same terms as the Common Warrants other than the exercise price. The gross proceeds from the offering, before deducting Placement Agent fees and other offering expenses payable by the Company, were $10,997 (or up to approximately $31,400 in gross proceeds if the Warrants are fully exercised for cash). The net proceeds of $10,032 from the offering will be used for working capital, general corporate purposes and the repayment of certain bridge debt. The Common Warrants may only be exercised on a cashless basis if, after six months from the issuance date of the Common Warrants, there is no registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Common Warrants to the holder. A holder of a Warrant may not exercise any such Warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99% (the “Beneficial Ownership Limitation”).

Warrants

A summary of activity of the warrants during the three months ended March 31, 2026 is as follows:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Life (years)
Outstanding, December 31, 2025	466,263	$16.89	4.84
Granted	9,739,294	2.21	5.50
Expired	-	-	-
Exercised	(38,530)	-	-
Outstanding, March 31, 2026	10,167,027	$2.87	5.45

The intrinsic value of the warrants as of March 31, 2026, is $52,016. All of the outstanding warrants are exercisable as of March 31, 2026.

2018 Equity Incentive Plan

On January 29, 2026, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”), was increased by 100,938 shares of common stock.

As of March 31, 2026, the 2018 Plan permits the Company to issue up to an aggregate of 212,793 shares of common stock of which 7,275 shares are available to be issued.

The following is a summary of stock option activity during the three months ended March 31, 2026:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding, December 31, 2025	75,998	$33.09	7.95
Granted	129,520	5.04	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2026	205,518	$15.41	9.05

Exercisable options, March 31, 2026	46,352	$31.68	7.59

Valuation

The Company utilizes the Black-Scholes model to value its stock options.

During the three months ended March 31, 2026, the Company granted 129,520 options, valued at $533 of which 67,790 options, valued at $279, were for related parties. During the three months ended March 31, 2026, and 2025, the Company recognized stock-based compensation expense of $256 and $192, respectively. As of March 31, 2026, $845 remains unamortized, of which $413 is for related parties. The intrinsic value of options outstanding as of March 31, 2026 and December 31, 2025 is $329 and $0, respectively.

NOTE 8 – INTANGIBLE ASSET

The Company capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of March 31, 2026 and December 31, 2025.

The amount capitalized consisted of a $1,500 payment and the fair value of 227 shares of common stock of $539. During the three months ended March 31, 2026, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 9 – LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space in the U.S. On March 6, 2024, the Company entered into an amended agreement with the landlord to extend the lease commencing in September 2024, and effective until August 2027.

The following summarizes right-of use asset and lease information about the Company’s operating leases as of March 31, 2026:

	Three Months Ended
	March 31,
	2026	2025

Lease cost
Operating lease cost	$9	$8

Other information
Cash paid for operating cash flows from operating leases	$10	$8

Weighted-average remaining lease term — operating leases (year)	1.33	2.33
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at March 31, 2026, as follows:

Total
Year Ended December 31,
2026	$33
2027	30
2028	-
2029	-
Thereafter	-
63
Less: Imputed interest	(4)
Operating lease liabilities	59

Operating lease liability - current	41
Operating lease liability - non-current	$18

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of March 31, 2026, as follows:

•	The Company is invoiced monthly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2026 and April 3, 2026, the March 2026 notes were paid in full for consideration of $720.

Subsequent to March 31, 2026, the Company repaid $430 of the amounts payable on the May 2025 notes.

Subsequent to March 31, 2026, 1,395,407 Pre-Funded Warrants issued in the March 27, 2026 offering were exercised at an exercise price of $0.001 per warrant, and 62,101 shares were issued to Square Gate in connection with the January 2026 offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026, as updated on Form 8-K filed with the SEC on March 17, 2026. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and the “Company” refer to Artelo Biosciences, Inc., a Nevada corporation, including its wholly-owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in England and Wales, and Artelo Biosciences Corporation, in Canada, and to “common stock” refer to the Company’s common stock, $0.001 par value per share. Unless otherwise noted, all amounts are expressed in United States dollars (“USD”).

Reverse Stock Split

Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the one-for-three (1-for-3) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, which became effective as of 12:01 a.m. Eastern Time on March 10, 2026 (March 9, 2026, at 9:01 p.m. Pacific Time) (the “Effective Time”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts are forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

As of December 31, 2025, 32 participants have been enrolled. On September 3, 2025, we announced interim results from the Phase 2a CAReS trial. In the interim analysis, 18 evaluable patients-primarily with lung and gastrointestinal cancers not receiving cyclic chemotherapy-were included. After 12 weeks of treatment in patients who were titrated to the top dose evaluated of 1300 micrograms (n=5), ART27.13 demonstrated compelling increases in mean body weight of 6.38% (Standard Deviation or SD 9.50) compared to patients on placebo (n=6) who lost -5.42% (SD 8.17). The maximum weight gain in the ART27.13 group reached 18.5%, versus only 0.4% in placebo. The maximum weight loss in the placebo arm was -17.4%, compared to just -3.0% in the ART27.13 group. Additional benefits were seen in lean body mass, with a +4.23% increase (SD 5.37) in the treatment group versus a -3.15% loss (SD 4.89) in placebo at one month, as well as qualitative improvements in total and weekly activity scores.

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

Presently, we have two U.S. patents, one pending U.S. patent application, seven foreign patents (Australia, Brazil, China, Mexico, Japan, Taiwan, and Europe, including validation in 15 countries) and two pending foreign patent applications (Canada and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other possible uses such as epilepsy and insomnia.

We are developing our product candidates in accordance with traditional regulated drug development standards and expect to make them available to patients via prescription or physician orders only after obtaining marketing authorization from a country’s regulatory authority, such as the FDA. Our management team has experience developing, commercializing, and partnering ethical pharmaceutical products, including several first-in-class therapeutics. Based upon our current management’s capabilities and the future talent we may attract, we plan to retain the option to internally develop and commercialize our programs; however, we may explore collaborations with partners in the biopharmaceutical industry when a partnering strategy serves to maximize value for our stockholders.

Recent Developments

On April 2, 2026, the Vanquish Note (as defined below) and the Boot Note (as defined below) were paid in full for consideration of $373.

On April 3, 2026, the Labrys Note (as defined below) was paid in full for consideration of $347.

Subsequent to March 31, 2026, the Company repaid $430 of the amounts payable on the May 2025 notes.

Subsequent to March 31, 2026, 1,395,407 Pre-Funded Warrants issued in the March 27, 2026 offering were exercised at an exercise price of $0.001 per warrant, and 62,101 shares were issued to Square Gate in connection with the January 2026 offering.

Key Trends and Factors Affecting Comparability Between Periods

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

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Operating expenses
General and administrative	$1,916	$995	$921
Research and development	773	1,384	(611)
Total operating expenses	2,689	2,379	310
Loss from operations	(2,689)	(2,379)	(310)
Other income (expense)	(269)	7	(276)
Net loss	$(2,958)	$(2,372)	$(586)

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

Our operating expenses for the three months ended March 31, 2026, were $2.7 million compared to $2.4 million for the same period in 2025. The increase in operating expenses for the three months ended March 31, 2026, was primarily the result of increased professional fees during the year related to our financing activities and increases in the service cost of stock-based compensation offset by a decrease in research and development activities compared to the prior year, due to the timing and level of the research being conducted.

Other Income (Expense)

Our other income (expense) consists of interest income, interest expense, and changes in fair value of our derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $3.0 million for the three months ended March 31, 2026. As of March 31, 2026, we had cash, cash equivalents and investments of $10.3 million.

In July 2023, we filed a $75.0 million shelf registration statement on Form S-3 which became effective on July 14, 2023. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75.0 million of our common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if our public float is less than $75.0 million as of relevant measurement dates under applicable securities laws. On May 4, 2026, we filed a $75.0 million in aggregate value shelf registration statement on Form S-3 which is subject to review by the SEC prior to becoming effective. The shelf registration statement, upon clearance of the SEC review process, will be effective for three years and permit us to sell, from time to time, up to $75.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period if our public float is less than $75.0 million as of relevant measurement dates under applicable securities laws. We may continue to sell under the July 2023 Form S-3 until the earlier of (i) the date on which the new shelf registration statement is declared effective by the SEC, or (ii) January 10, 2027, which is 180 days after the third-year anniversary of the effective date of the July 2023 Form S-3.

On January 30, 2026, we entered into an equity purchase agreement with Square Gate Capital Master Fund, LLC – Series 5 (“Square Gate”), pursuant to which we have the right, but not the obligation, to direct Square Gate to purchase up to $25.0 million in shares of common stock (the “Initial Commitment Amount”), which at our sole discretion can be increased by an additional $25.0 million once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the equity purchase agreement (the “Equity Line”). As consideration, we issued 35,342 shares of common stock to Square Gate and pre-funded warrants to purchase up to 62,124 shares of Common Stock at an exercise price of $0.001 per share. We filed a registration statement with the SEC on March 24, 2026, to register under the Securities Act of 1933, as amended (the “Securities Act”), the offer and resale by Square Gate of up to 4,273,519 shares of common stock, which was declared effective by the SEC on March 30, 2026. As of March 31, 2026, we have not issued any shares of common stock in accordance with the Equity Line, except for the shares or pre-funded warrants we issued to Square Gate as consideration.

On March 12, 2026, we entered into a securities purchase agreement with Vanquish Funding Group Inc., pursuant to which we issued a 12% bridge note that matures on January 15, 2027, in the aggregate principal amount of $237,300, which includes an original issue discount of $27,300, for an aggregate purchase price of $210,000 (the “Vanquish Note”). Solely upon the occurrence and continuation of an Event of Default (as defined in the Vanquish Note), the buyer shall have the right, but not the obligation, to convert all or any portion of the outstanding balance of the Vanquish Note, including principal, accrued interest, and any applicable default amount, into shares of our common stock. The conversion price is the greater of (i) $0.125 and (ii) 75% of the lowest trading price of our common stock during the ten (10) trading days immediately preceding the applicable conversion date. The Vanquish Note was paid off in full on April 2, 2026; no Events of Default occurred.

On March 12, 2026, we entered into a securities purchase agreement with Boot Capital LLC, pursuant to which we issued a 12% bridge note that matures on January 15, 2027, in the aggregate principal amount of $113,000, which includes an original issue discount of $13,000, for an aggregate purchase price of $100,000 (the “Boot Note”). Solely upon the occurrence and continuation of an Event of Default (as defined in the Boot Note), the buyer shall have the right, but not the obligation, to convert all or any portion of the outstanding balance of the Boot Note, including principal, accrued interest, and any applicable default amount, into shares of our common stock. The conversion price is the greater of (i) $0.125 and (ii) 75% of the lowest trading price of our common stock during the ten (10) trading days immediately preceding the applicable conversion date. The Boot Note was paid off in full on April 2, 2026; no Events of Default occurred.

On March 20, 2026, we entered into a securities purchase agreement with Labrys Fund II, L.P., pursuant to which we issued a 10% promissory note that matures 12 months from the date of issuance, in the aggregate principal amount of $315,000, which includes an original issue discount of $15,000, for an aggregate purchase price of $300,000 (the “Labrys Note”). The buyer shall have the right to convert all or any portion of the outstanding balance of the Labrys Note, including principal, accrued interest, and any applicable default amount, into shares of our common stock at any time on or following the earlier of (i) 180 calendar days after the date of issuance or (ii) the date that any of the conversion shares are registered for resale. The conversion price shall be equal to 75% of the average of the two lowest closing bid prices for the common stock during the 10-trading day period ending on the latest complete trading day prior to the date of conversion. The Labrys Note was paid off in full on April 3, 2026; no events of default occurred nor were any conversion elections made.

On March 27, 2026, we entered into a securities purchase agreement with Intracoastal Capital LLC (“Intracoastal”) and Armistice Capital Master Fund Ltd. (“Master Fund”), pursuant to which we agreed to issue and sell, in a private placement offering: (i) 81,000 shares of common stock, (ii) pre-funded warrants to purchase 3,107,407 shares of common stock at an exercise price of $0.001 per share, and (iii) common warrants to purchase 6,376,814 shares of common stock at an exercise price of $3.20 per share. Each share of common Stock or pre-funded warrant was issued and sold along with two common warrants. The combined purchase price for the securities was (i) $3.45 per share of common stock and two common warrants, and (ii) $3.449 per pre-funded warrant and two common warrants. H.C. Wainwright & Co., LLC (“HCW”) acted as exclusive placement agent in connection with the offering and received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the warrants, we will pay HCW a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, we issued to HCW’s designees placement agent warrants to purchase up to 255,073 shares of common stock at an exercise price of $4.3125 per share, which have substantially the same terms as the common warrants, other than the exercise price. The gross proceeds from the offering, before deducting HCW fees and other offering expenses payable by the Company, were $10,996,902.70 (or up to approximately $31.4 million in gross proceeds if the warrants are fully exercised for cash). We filed a registration statement with the SEC on April 7, 2026, to register under the Securities Act the offer and resale by Intracoastal, Master Fund, and HCW’s designees of up to 9,820,294 shares of common stock, which was declared effective by the SEC on April 15, 2026.

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

Working Capital

	March 31,	December 31,
(In thousands)	2026	2025	Change
Current Assets	$10,421	$695	$9,726
Current Liabilities	5,828	4,044	1,784
Working Capital	$4,593	$(3,349)	$7,942

Our total current assets as of March 31, 2026, were $10.4 million as compared to total current assets of $0.7 million as of December 31, 2025. The increase in current assets was primarily due to the financing completed during the current quarter.

Our total current liabilities as of March 31, 2026, were $5.8 million as compared to total current liabilities of $4.0 million as of December 31, 2025. The increase in current liabilities was primarily due to slower payments to the Company’s vendors due to cash constraints as well as the issuance of convertible notes during March 2026 which had a carrying value of $0.2 million and the related embedded derivative with a fair value of $0.6 million at March 31, 2026.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Cash flows used in operating activities	$(1,191)	$(1,597)	$406
Cash flows provided by investing activities	-	-	-
Cash flows provided by financing activities	10,860	-	10,860
Effect of exchange rate changes on cash	4	5	(1)
Net change in cash and cash equivalent during period	$9,673	$(1,592)	$11,265

Cash Flows from Operating Activities

During the three months ended March 31, 2026, cash used in operating activities was $1.2 million compared to $1.6 million during the three months ended March 31, 2025. Cash used in operating activities during the three months ended March 31, 2026, was attributed to a net loss of $3.0 million, offset by non-cash losses of $0.6 million associated with stock-based compensation, net change in fair value of derivative liability, non-cash lease expenses, and amortization of debt discounts as well as working capital adjustments for accounts payable and accrued liabilities (including related parties) of $1.2 million. Cash used in operating activities during the three months ended March 31, 2025, was attributed to a net loss of $2.4 million offset by decreases in operating assets and liabilities of $0.6 million and non-cash stock-based compensation of $0.2 million.

Cash Flows from Investing Activities

We did not have cash flows from investing activities during the three months ended March 31, 2026, and 2025.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, cash flows provided by financing activities was $10.9 million compared to $0.0 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $10.0 million, net proceeds from the issuance of convertible notes of $0.6 million and proceeds from the exercise of warrants of $0.2 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part I, Item 1, Note 11, “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the three months ended March 31, 2026, and 2025.

Derivative Liability — Embedded Conversion Feature

We have issued convertible debt instruments that contain conversion features requiring bifurcation from the host debt contract and separate accounting as derivative liabilities under ASC 815, Derivatives and Hedging. The conversion feature does not qualify for the scope exception in ASC 815-10-15 because it is not considered indexed to our own stock and/or it does not meet the equity classification criteria, primarily as a result of a variable conversion price tied to a discount to market. The bifurcated embedded derivative is initially recorded at fair value and is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations within “Change in fair value of derivative liability.”

Determining the fair value of the embedded conversion feature requires the use of a Black-Scholes model and is classified within Level 3 of the fair value hierarchy under ASC 820, Fair Value Measurement, because it relies on significant unobservable inputs. Key inputs and assumptions used in the valuation include our stock price, expected stock price volatility (estimated by reference to the historical volatility of the Company’s common shares and/or a peer group), the risk-free interest rate derived from the U.S. Treasury yield curve over a term commensurate with the remaining life of the instrument, the expected term to maturity, the probability and timing of conversion, and a credit-adjusted discount rate reflective of our non-performance risk. The estimated fair value of the derivative liability is most sensitive to changes in our stock price and expected volatility; a significant increase (decrease) in either input, in isolation, would generally result in a significantly higher (lower) fair value measurement and a corresponding non-cash loss (gain) in the period of change. We reassess the inputs and the appropriateness of the valuation methodology each reporting period.

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

New Accounting Standard Adopted

There were no new accounting standards adopted during the three months ended March 31, 2026.

New Accounting Standards Issued Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, disaggregated information about specified categories of expenses—including (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depletion—that are included within each relevant expense caption presented on the face of the income statement. The amendments also require disclosure of the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the disclosures within its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by us during the three months ended March 31, 2026 that were not previously disclosed in a Current Report on Form 8-K.

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

Item 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation, as amended
3.2*	Amended and Restated Bylaws, as amended
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2026)
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2026)
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2026)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 30, 2026)
10.1

Equity Purchase Agreement, dated as of January 30, 2026, by and between Artelo Biosciences, Inc. and Square Gate Capital Master Fund, LLC - Series 5 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2026)

10.2

Registration Rights Agreement, dated as of January 30, 2026, by and between Artelo Biosciences, Inc. and Square Gate Capital Master Fund, LLC - Series 5 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 5, 2026)

10.3

Securities Purchase Agreement, dated as of March 12, 2026, by and between Artelo Biosciences, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 18, 2026)

10.4

Securities Purchase Agreement, dated as of March 12, 2026, by and between Artelo Biosciences, Inc. and Boot Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 18, 2026)

10.5

Bridge Note, dated March 12, 2026, by and between Artelo Biosciences, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 18, 2026)

10.6	Bridge Note, dated March 12, 2026, by and between Artelo Biosciences, Inc. and Boot Capital LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 18, 2026)
10.7

Securities Purchase Agreement, dated as of March 20, 2026, by and between Artelo Biosciences, Inc. and Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2026)

10.8

Promissory Note, dated March 20, 2026, by and between Artelo Biosciences, Inc. and Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 26, 2026)

10.9

Form of Securities Purchase Agreement by and between Artelo Biosciences, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2026)

10.10

Form of Registration Rights Agreement by and between Artelo Biosciences, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2026)

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________

*	Filed herewith.
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

Artelo Biosciences, Inc.
(Registrant)

Dated: May 14, 2026	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Mark E. Spring
Mark E. Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

