Form 10-Q
period 2026-06-30
ARTELO BIOSCIENCES, INC.
filed 2026-08-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

The registrant had 4,595,068 shares of common stock issued and outstanding as of August 11, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Artelo Biosciences, Inc.

Unaudited Consolidated Financial Statements

3

ARTELO BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$4,198	$600
Prepaid expenses and other current assets	173	95
Total Current Assets	4,371	695
Operating lease right-of-use assets	46	64
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$6,459	$2,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,302	$3,035
Due to related parties	111	345
Operating lease liabilities - current portion	42	40
Accrued interest - convertible notes	-	11
Accrued interest - convertible notes - related party	-	4
Convertible notes	-	437
Convertible notes - related party	-	172
Total Current Liabilities	1,455	4,044

Operating lease liabilities	7	29
TOTAL LIABILITIES	1,462	4,073

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 23,148 shares authorized, 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025	-	-
Common Stock, par value $0.001, 166,666,667 shares authorized and 4,188,400 and 673,008 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	4	1
Additional paid-in capital	73,635	62,014
Accumulated deficit	(68,400)	(63,015)
Accumulated other comprehensive loss	(242)	(272)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,997	(1,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,459	$2,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

OPERATING EXPENSES
General and administrative	$1,629	$1,279	$3,545	$2,274
Research and development	876	1,871	1,649	3,255
Total Operating Expenses	2,505	3,150	5,194	5,529

Loss from Operations	(2,505)	(3,150)	(5,194)	(5,529)

OTHER INCOME (EXPENSE)
Interest income	42	1	43	8
Interest expense	(6)	(72)	(106)	(72)
Interest expense - related party	-	-	(24)	-
Net change in fair value of derivative liability	-	-	(146)	-
Gain on extinguishment of debt	42	-	42	-
Total other income (expense)	78	(71)	(191)	(64)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,427)	$(3,221)	$(5,385)	$(5,593)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	4	(68)	30	(93)
Total Other Comprehensive Income (Loss)	4	(68)	30	(93)

TOTAL COMPREHENSIVE LOSS	$(2,423)	$(3,289)	$(5,355)	$(5,686)

Basic and Diluted Loss per Common Share	$(0.89)	$(16.86)	$(3.11)	$(29.44)

Basic and Diluted Weighted Average Common Shares Outstanding	2,712	191	1,731	190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2025	673	$1	$62,014	$(63,015)	$(272)	$(1,272)
Reverse split adjustment	28	-	-	-	-	-
Common shares issued as a fee in equity purchase agreement	35	-	145	-	-	145
Common shares issued for cash, net of issuance costs	81	-	10,033	-	-	10,033
Warrants exercised	39	-	234	-	-	234
Conversion of convertible notes to common stock	20	-	208	-	-	208
Stock based compensation	-	-	256	-	-	256
Net loss for the period	-	-	-	(2,958)	-	(2,958)
Other comprehensive loss	-	-	-	-	26	26
Balance, March 31, 2026	876	$1	$72,890	$(65,973)	$(246)	$6,672

Common shares issued as a fee in an equity purchase agreement	62	-	355	-	-	355
Common shares issued for cash, net of issuance costs	143	-	174	-	-	174
Warrants exercised	3,107	3	-	-	-	3
Stock based compensation	-	-	216	-	-	216
Net loss for the period	-	-	-	(2,427)	-	(2,427)
Other comprehensive loss	-	-	-	-	4	4
Balance, June 30, 2026	4,188	$4	$73,635	$(68,400)	$(242)	$4,997

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2024	189	$1	$53,194	$(50,136)	$(202)	$2,857
Stock based compensation	-	-	192	-	-	192
Net loss for the period	-	-	-	(2,372)	-	(2,372)
Other comprehensive loss	-	-	-	-	(25)	(25)
Balance, March 31, 2025	189	$1	$53,386	$(52,508)	$(227)	$652

Common shares issued for cash, net of issuance costs	46	-	1,081	-	-	1,081
Stock based compensation	-	-	150	-	-	150
Net loss for the period	-	-	-	(3,221)	-	(3,221)
Other comprehensive loss	-	-	-	-	(68)	(68)
Balance, June 30, 2025	235	$1	$54,617	$(55,729)	$(295)	$(1,406)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,385)	$(5,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	971	342
Net change in fair value of derivative liabilities	146	-
Non-cash lease expense	18	17
Gain on extinguishment of debt	(42)	-
Amortization of debt discounts and debt issuance costs	84	54
Amortization of debt discounts and debt issuance costs - related party	24	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(79)	58
Accounts payable and accrued liabilities	(1,731)	3,046
Accounts payable - related parties	(234)	(36)
Accrued interest	15	10
Accrued interest - related party	8	8
Fixed cash payments related to operating leases	(19)	(17)
Net cash used in operating activities	(6,224)	(2,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	10,208	1,079
Proceeds from issuance of convertible notes, net	593	737
Proceeds from exercise of warrants	237	-
Repayment of convertible notes	(1,035)	-
Repayment of convertible notes - related parties	(207)	-
Net cash provided by financing activities	9,796	1,816

Effect of exchange rate changes on cash	26	23

Net change in cash and cash equivalents	3,598	(272)
Cash and cash equivalents - beginning of period	600	2,338
Cash and cash equivalents - end of period	$4,198	$2,066

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible notes to common stock	$208	$-
Common shares issued as commitment fee	$500	$-

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

Going Concern

The Company has incurred losses since inception and incurred a net loss of $5,385 during the six months ended June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $4,198.

On March 27, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement offering: (i) 81,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at $3.45 per share, (ii) pre-funded warrants to purchase 3,107,407 shares of common stock at an exercise price of $0.001 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase 6,376,814 shares of common stock at an exercise price of $3.20 per share (the “Common Warrants”). The Pre-Funded Warrants and the Common Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant was issued and sold along with two Common Warrants. The combined purchase price for the securities was (i) $3.45 per Share and two Common Warrants, and (ii) $3.449 per Pre-Funded Warrant and two Common Warrants. The offering closed on March 30, 2026. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation described below. The Common Warrants are exercisable immediately and have a term of five and one-half years from the effective date of the initial registration statement registering the Warrant Shares, subject to the Beneficial Ownership Limitation described below. The exclusive placement agent (the “Placement Agent”) in connection with the offering received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the Warrants, the Company shall pay the Placement Agent a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to designees of the Placement Agent warrants to purchase 255,073 shares of common stock at an exercise price of $4.3125 per share, which have the same terms as the Common Warrants other than the exercise price. The gross proceeds from the offering, before deducting Placement Agent fees and other offering expenses payable by the Company, were $10,997 (or up to approximately $31,400 in gross proceeds if the Warrants are fully exercised for cash). The net proceeds of $10,033 from the offering will be used for working capital, general corporate purposes and the repayment of certain bridge debt. The Common Warrants may only be exercised on a cashless basis if, after six months from the issuance date of the Common Warrants, there is no registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Common Warrants to the holder. A holder of a Warrant may not exercise any such Warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99% (the “Beneficial Ownership Limitation”).

In May 2026, the Company filed a $75,000 in aggregate value shelf registration statement on Form S-3 which became effective on May 19, 2026. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $75,000 of the Company’s common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of the Company’s public float within a twelve (12) month period if the public float of the Company is less than $75,000 as of relevant measurement dates under applicable securities laws.

On May 26, 2026, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”) to create an at-the-market equity program under which it may sell up to an aggregate of $6,530 of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), from time to time through the Sales Agent, subject to any applicable limits when using Form S-3 (the “ATM Offering”). The Company will pay the Sales Agent commissions, in cash, for its services in acting as agent in the sale of the Shares. The Sales Agent will be entitled to compensation at a commission rate of 3.0% of the gross sales price per share of common stock sold. The Company will also reimburse the Sales Agent for certain specified expenses in connection with the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Sales Agent, other obligations of the parties and termination provisions. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement. The ATM Offering will terminate upon the earlier of (i) the sale of all shares of the Company’s common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement as permitted therein. The Company may terminate the Sales Agreement at any time upon ten (10) business days’ prior written notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement at any time upon prior written notice to the Company. As of June 30, 2026, in accordance with the Sales Agreement we have issued a total of 142,860 shares of our common stock with aggregate proceeds of $174.

To continue operations, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates within the next twelve months. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including conflicts in Eastern Europe, the Middle East and in other areas, tariffs, trade disputes, extreme weather conditions, increased economic uncertainty, inflation, interest rate fluctuation, and any potential future financial institution failures. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

Reverse Stock Splits

On June 12, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to effect a one-for-six (1-for-6) reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share. The reverse stock split was effective as of 12:01 a.m. Eastern Time on June 13, 2025. Pursuant to the Nevada Revised Statutes 78.207, the Company’s board of directors has the authority to effect a reverse stock split without stockholder approval if the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced.

As a result of the reverse stock split occurring on June 12, 2025, each six (6) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 3,280,000 to approximately 546,667. The number of authorized shares of common stock was reduced from 50,000,000 to 8,333,333, while the number of authorized shares of preferred stock was reduced from 416,667 to 69,444. On August 28, 2025, the Company held a special meeting of stockholders in which the shareholders voted to increase the authorized number of shares of common stock from 8,333,333 shares to 500,000,000 shares.

On March 10, 2026, the Company executed a one-for-three (1-for-3) reverse stock split affecting both the authorized and issued and outstanding amounts of its common stock and preferred stock. These consolidated financial statements reflect the impact of this reverse stock split. As a result of the reverse stock split occurring on March 10, 2026, each three (3) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 2,018,746 to approximately 673,008. The number of authorized shares of common stock was reduced from 500,000,000 to 166,666,667, while the number of authorized shares of preferred stock was reduced from 69,444 to 23,148. On July 17, 2026, the Company held its annual meeting at which the shareholders voted to increase the authorized number of shares of common stock from 166,666,667 shares to 500,000,000 shares.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed with the SEC on February 24, 2026, as updated on Form 8-K filed with the SEC on March 17, 2026.

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

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and R&D consultants. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations associated with clinical trials and related clinical or development activities, manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

The Company recognizes R&D tax credits when received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $0 and $704 during the six months ended June 30, 2026, and 2025, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,198 and $600 in cash and cash equivalents as of June 30, 2026, and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of June 30, 2026, was approximately $3,698. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The Company did not hold any marketable securities as of June 30, 2026, and December 31, 2025.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets at June 30, 2026, and December 31, 2025.

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

For the six months ended June 30, 2026, and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,	June 30,
	2026	2025
Stock options	205,518	42,978
Warrants	7,059,620	299,915
	7,265,138	342,893

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

New Accounting Standards Adopted

There were no new accounting standards adopted during the three and six months ended June 30, 2026.

New Accounting Standards Issued Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, disaggregated information about specified categories of expenses—including (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depletion—that are included within each relevant expense caption presented on the face of the income statement. The amendments also require disclosure of the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the disclosures within its condensed consolidated financial statements but does not believe the impact will be significant as employee compensation is the only expense that will need to be disaggregated.

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

The Company has not generated any revenue since its inception and expects to continue to incur losses into the foreseeable future as it continues to conduct research and development related activities through all stages of product development and clinical trials and subsequently seek approval from the respective regulatory authorities. The Company’s CODM utilizes cash forecast models to determine the Company’s investment in the life sciences segment. These models of segment expenses are reviewed by the CODM regularly to monitor the Company’s operating results and performance and compared to the Company’s cash-based forecasts.

	Three months ended
	June 30,
	2026	2025

General and administrative
Employee and director compensation	$316	$232
Stock-based compensation	131	86
Professional fees	866	712
Other general and administrative (a)	316	249
Total general and administrative	$1,629	$1,279

	Six months ended
	June 30,
	2026	2025

General and administrative
Employee and director compensation	$636	$471
Stock-based compensation	287	200
Professional fees	2,012	1,037
Other general and administrative (a)	610	566
Total general and administrative	$3,545	$2,274

	Three months ended
	June 30,
	2026	2025

Research and development
Employee compensation	$272	$243
Stock-based compensation	83	65
Professional fees	209	2,194
Other research and development (b)	312	(631)
Total research and development	$876	$1,871

	Six months ended
	June 30,
	2026	2025

Research and development
Employee compensation	$556	$476
Stock-based compensation	184	143
Professional fees	480	3,204
Other research and development (b)	429	(568)
Total research and development	$1,649	$3,255

(a)	Consists of investor relations, travel and other office expenses.
(b)	Consists of supplies, other items used in research and development activities, and U.K. government tax credits.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2026, and 2025, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $10 and $11, respectively. As of June 30, 2026, and December 31, 2025, there was $4 and $3, outstanding, respectively.

During the six months ended June 30, 2026, and 2025, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $81 and $55, respectively. As of June 30, 2026, and December 31, 2025, there was $15 and $8 outstanding, respectively.

During the six months ended June 30, 2026, and 2025, a company controlled by a director of a subsidiary of the Company provided professional services totaling $45 and $38, respectively. As of June 30, 2026, and December 31, 2025, there was $8 and $0 outstanding, respectively.

As of June 30, 2026, and December 31, 2025, there was $84 and $333, respectively, payable to directors of the Company for unpaid board compensation.

NOTE 5 – CONVERTIBLE NOTES

March 2026 Notes

During March 2026, the Company issued three unsecured promissory notes to third-party lenders, two having one-time interest charges of 12% and the other bearing interest at 10% per annum and containing variable-rate embedded conversion features. The notes were issued for aggregate gross proceeds of $610 against aggregate face amounts of $665, resulting in aggregate original issue discount (“OID”) of $55. Under ASC 815-15, the embedded conversion features of all three notes were bifurcated as derivative liabilities at inception (see Note 7). Set out below are the terms of each note:

Boot Capital LLC Note

•	The note had a one-time interest charge of 12%.
•

Interest and principal were payable in monthly installments commencing September 15, 2026 (first scheduled payment date), with $63 due on such date followed by four payments of $16 due on the 15th of each month through January 2027.

•

The Holder may have elected to convert any or all amounts outstanding upon an Event of Default. The conversion price equals 75% of the lowest closing bid price of the Company’s common stock during the 10 Trading Days preceding the conversion date, subject to a floor of $0.125 per share.

•	Upon an Event of Default, the outstanding balance would become 150% of the then-outstanding principal plus accrued interest, and default interest accrued at 22% per annum.

Vanquish Funding Group Inc. Note

•	The note had a one-time interest charge of 12%.
•

Interest and principal were payable in monthly installments commencing September 15, 2026 (first scheduled payment date), with $133 due on such date followed by four payments of $33 due on the 15th of each month through January 2027.

•	The Holder may have elected to convert upon an Event of Default. Conversion price equals 75% of the lowest closing bid price in the 10-Trading-Day lookback window, subject to a $0.125 floor.
•	Upon an Event of Default, the outstanding balance would become 150% of the then-outstanding principal plus accrued interest, and default interest accrues at 22% per annum.

Labrys Fund II, L.P. Note

•	The note bore interest at 10%.
•	Principal and accrued interest of $347 were payable in a single payment at maturity on March 20, 2027. There were no scheduled interim payments.
•

Beginning on September 16, 2026 (Day 181 from issuance), and regardless of whether any Event of Default has occurred, the Holder may have elected at any time to convert any portion of the outstanding balance into shares of the Company’s common stock. This time-based conversion right represented a fundamental difference from the Boot Capital and Vanquish notes, in which the conversion right is contingent upon an Event of Default.

•

Conversion price was equal to 75% of the average of the two (2) lowest closing bid prices of the Company’s common stock during the 10 Trading Days preceding the conversion date. The Holder may have deducted $2 per conversion notice from the conversion amount.

•

Upon an Event of Default, the outstanding balance would become 150% of the then-outstanding principal plus accrued interest, and default interest accrues at 22% per annum. A default would not expand the conversion right, which would already be fully available after Day 181.

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

The following represents the movement of the value of the March 2026 notes during the six months ended June 30, 2026:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.	Total
Face amount	$113	$237	$315	$665
Less: Debt discount at inception
OID Discount	(13)	(27)	(15)	(55)
Derivative allocation	(46)	(98)	(293)	(437)
Debt issuance costs	-	(10)	(8)	(18)
Initial carrying value	54	102	(1)	155
Amortization	5	10	9	24
Settlement	(59)	(112)	(8)	(179)
Carrying value, June 30, 2026	$-	$-	$-	$-

On April 2, 2026, the March 2026 Notes were settled in full for consideration of $720; a gain on the extinguishment of debt of $42 was recorded in the quarter ended June 30, 2026.

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

At the Maturity Date (defined below), the investor had the ability (at the investor’s sole option) to convert all of that certain unpaid portion of principal and accrued interest of the investor’s Note into shares of common stock (the “Voluntary Conversion”), specifically into that number of shares of common stock (the “Converted Shares”) equal to the unpaid principal balance and any accrued interest of each Note divided by $23.22. The amount of principal balance and any accrued interest of each Note convertible pursuant to the Voluntary Conversion was equal to the number of Converted Shares multiplied by $18.72. Should the investor not elect Voluntary Conversion, such portion of the unpaid principal balance and any accrued interest of each Note subject to Voluntary Conversion would become immediately due and payable in cash.

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

Effective October 28, 2025, the Company entered into an agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes in an aggregate principal amount of $692, of which $195 was for related parties; (ii) warrants to purchase an aggregate of 146,067 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $10.20 per share; and (iii) warrants to purchase an aggregate of 82,170 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $18.72 per share. The notes will accrue interest at a rate of 12% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, shall be due and payable 180 days after the effective date. At any time prior to the Maturity Date, all or any portion of the outstanding principal amount of the Notes, together with the accrued and unpaid interest, shall be convertible, in whole or in part, into shares of common stock, at a conversion price of $10.20. Each warrant is immediately exercisable after issuance for five (5) years. The Company accounted for this transaction as an extinguishment of debt in accordance with ASC 470, Debt, and realized a loss on the extinguishment of debt of $1,158 during the year ended December 31, 2025, of which $333 was from related parties.

The Company utilizes the Black-Scholes model to value its warrants. During the year ended December 31, 2025, the Company utilized the following assumptions to value the warrants associated with the May 2025 Notes:

Year Ended December 31,
2025
Expected term	2.50 years
Expected average volatility	105%
Expected dividend yield	-
Risk-free interest rate	3.50%

During the six months ended June 30, 2026, and 2025, the Company recorded interest expense of $108 and $72, respectively, of which $31 and $0, respectively, was to related parties, associated with the accretion of accrued interest of $25 and $18, respectively, of which $7 and $0, respectively was to related parties, and $83 and $54, respectively of amortization of deferred debt costs, of which $24 and $0, respectively was to related parties. During the six months ended June 30, 2026, the Company issued 20,375 shares of common stock associated with the conversion of debt with a carrying value of $208 and the remaining notes were extinguished for cash consideration of $522.

NOTE 6 – DERIVATIVE LIABILITIES

The variable-rate conversion features embedded in each of the three convertible notes described in Note 5 were determined not to be clearly and closely related to the debt host instruments under ASC 815-15-25. Each conversion price is reset at the time of each future conversion based on a lookback formula applied to then-current market prices, causing the conversion price to vary with changes in the Company’s stock price. As a result, the embedded conversion features do not satisfy the fixed-for-fixed criterion of ASC 815-40-15 and were bifurcated from the host debt instruments and recorded as derivative liabilities at fair value at inception, with subsequent changes in fair value recognized in the statements of operations.

The derivative liabilities are classified within Level 3 of the fair value hierarchy because their valuation requires unobservable inputs, principally the variable future conversion price (which is path-dependent on future stock prices) and management’s estimate of historical volatility.

The conversion right under the Boot Capital and Vanquish notes was contingent on the occurrence of an Event of Default. Accordingly, the probability that the conversion feature would ever be exercised depended, in part, on the probability that an Event of Default would occur. The fair value of these embedded derivatives was estimated using a Black-Scholes option pricing model adjusted by management’s estimate of the probability of default (“PD”). At inception (March 12, 2026), management estimated the PD at 40%, reflecting the Company’s then-current liquidity position, history of going concern disclosures, and clinical-stage operating profile. Subsequent to the closing of an offering on March 30, 2026, the PD was revised to 7.5%, reflecting the substantially improved liquidity position. The conversion right under the Labrys Fund II note was available to the Holder as a routine contractual right beginning on Day 181 (September 16, 2026), regardless of whether any Event of Default has occurred. No probability-of-default adjustment was applied to the Labrys Fund II derivative; the full Black-Scholes value was used.

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

The Company utilized the Black-Scholes model to value the derivative liabilities. During the six months ended June 30, 2026, the Company utilized the following assumptions:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.
Expected term	0.79 - 0.85 years	0.79 - 0.85 years	0.97 - 1.00 years
Expected average volatility	163.00 - 209.86%	163.00 - 209.86%	155.34 - 191.61%
Expected dividend yield	-	-	-
Risk-free interest rate	3.66 - 3.68%	3.66 - 3.68%	3.66 - 3.80%

At inception of the Labrys Fund II note (March 20, 2026), the fair value of the bifurcated embedded derivative of $756 exceeded the total proceeds received $300. Under ASC 815-15-30-6, this excess is recognized immediately as a loss in the statement of operations on the date of inception. The Company recognized a day-one loss on derivative bifurcation of $456 during the six months ended June 30, 2026.

The following represents the movement of the value of the derivative liability of the March 2026 notes during the six months ended June 30, 2026:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.	Total
Fair value at inception	$46	$98	$756	$900
Change in fair value	(25)	(53)	(240)	(318)
Fair value of derivative prior to settlement	(21)	(45)	(516)	(582)
Fair value, June 30, 2026	$-	$-	$-	$-

NOTE 7 – EQUITY

Preferred Stock

The Company has authorized 23,148 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company has authorized 166,666,667 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought. On July 17, 2026, the Company held its annual meeting at which the shareholders voted to increase the authorized number of shares of common stock from 166,666,667 shares to 500,000,000 shares.

As of June 30, 2026, and December 31, 2025, there were 4,188,400 and 673,008, shares of common stock issued and outstanding, respectively.

On January 30, 2026, the Company entered into an equity purchase agreement, dated as of January 30, 2026, with an investment fund (“Fund”) pursuant to which the Company has the right, but not the obligation, to direct the Fund to purchase up to $25,000 (the “Initial Commitment Amount”) in shares of common stock, which at the Company’s sole discretion can be increased by an additional $25,000 once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the equity purchase agreement. In consideration for the Fund’s execution and delivery of the equity purchase agreement, the Company issued 35,342 shares of common stock to the Fund (the “Commitment Shares”) and 62,124 pre-funded warrants to purchase up to 62,124 shares of common stock at an exercise price of $0.003 per share, having an aggregate value, as of January 30, 2026, of $500, as shares and/or as pre-funded warrants. The Commitment Shares were deemed fully earned on the date of the equity purchase agreement. The Company will be prohibited from conducting any Variable Rate Transaction (as defined in the equity purchase agreement) without the prior written consent of the Fund from any Put Date until the end of any Standstill Period (as defined in the equity purchase agreement); provided, however, that the Company may effect sales pursuant to a customary “at-the-market” facility with a FINRA-registered broker-dealer as sales agent.

On March 27, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement offering: (i) 81,000 shares (the “Shares”) of the Company’s common stock at $3.45 per share, (ii) pre-funded warrants to purchase 3,107,407 shares of common stock at an exercise price of $0.001 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase 6,376,814 shares of common stock at an exercise price of $3.20 per share (the “Common Warrants”). The Pre-Funded Warrants and the Common Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant was issued and sold along with two Common Warrants. The combined purchase price for the securities was (i) $3.45 per Share and two Common Warrants, and (ii) $3.449 per Pre-Funded Warrant and two Common Warrants. The offering closed on March 30, 2026. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation described below. The Common Warrants are exercisable immediately and have a term of five and one-half years from the effective date of the initial registration statement registering the Warrant Shares, subject to the Beneficial Ownership Limitation described below. The exclusive placement agent (the “Placement Agent”) in connection with the offering received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the Warrants, the Company shall pay the Placement Agent a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to designees of the Placement Agent warrants to purchase 255,073 shares of common stock at an exercise price of $4.3125 per share, which have the same terms as the Common Warrants other than the exercise price. The gross proceeds from the offering, before deducting Placement Agent fees and other offering expenses payable by the Company, were $10,997 (or up to approximately $31,400 in gross proceeds if the Warrants are fully exercised for cash). The net proceeds of $10,033 from the offering will be used for working capital, general corporate purposes and the repayment of certain bridge debt. The Common Warrants may only be exercised on a cashless basis if, after six months from the issuance date of the Common Warrants, there is no registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Common Warrants to the holder. A holder of a Warrant may not exercise any such Warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99% (the “Beneficial Ownership Limitation”).

On May 26, 2026, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with an investment bank (the “Sales Agent”) to create an at-the-market equity program under which it may sell up to an aggregate of $6,530 of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), from time to time through the Sales Agent, subject to any applicable limits when using Form S-3 (the “ATM Offering”). The Company will pay the Sales Agent commissions, in cash, for its services in acting as agent in the sale of the Shares. The Sales Agent will be entitled to compensation at a commission rate of 3.0% of the gross sales price per share of common stock sold. The Company will also reimburse the Sales Agent for certain specified expenses in connection with the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Sales Agent, other obligations of the parties and termination provisions. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement. The ATM Offering will terminate upon the earlier of (i) the sale of all shares of the Company’s common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement as permitted therein. The Company may terminate the Sales Agreement at any time upon ten (10) business days’ prior written notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement at any time upon prior written notice to the Company. As of June 30, 2026, in accordance with the Sales Agreement we have issued a total of 142,860 shares of our common stock with aggregate proceeds of $174.

Warrants

A summary of activity of the warrants during the six months ended June 30, 2026, is as follows:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Life (years)
Outstanding, December 31, 2025	466,263	$16.89	4.84
Granted	9,739,294	2.21	5.50
Expired	-	-	-
Exercised	(3,145,937)	-	-
Outstanding, June 30, 2026	7,059,620	$4.13	5.18

The intrinsic value of the warrants as of June 30, 2026, is $0. All of the outstanding warrants are exercisable as of June 30, 2026.

2018 Equity Incentive Plan

On January 29, 2026, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”), was increased by 100,938 shares of common stock.

As of June 30, 2026, the 2018 Plan permits the Company to issue up to an aggregate of 212,793 shares of common stock of which 7,275 shares are available to be issued.

The following is a summary of stock option activity during the six months ended June 30, 2026:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2025	75,998	$33.09	7.95
Granted	129,520	5.04	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2026	205,518	$15.41	8.80

Exercisable options, June 30, 2026	58,623	$27.83	7.62

Valuation

The Company utilizes the Black-Scholes model to value its stock options.

During the six months ended June 30, 2026, the Company granted 129,520 options, valued at $533 of which 67,790 options, valued at $279, were for related parties. As of June 30, 2026, $640 remains unamortized, of which $316 is for related parties. The intrinsic value of options outstanding as of June 30, 2026, and December 31, 2025, is $0 and $0, respectively.

NOTE 8 – INTANGIBLE ASSET

The Company capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of June 30, 2026, and December 31, 2025.

The amount capitalized consisted of a $1,500 payment and the fair value of 227 shares of common stock of $539. During the six months ended June 30, 2026, no additional costs met the criteria for capitalization as an intangible asset.

NOTE 9 – LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space in the U.S. On March 6, 2024, the Company entered into an amended agreement with the landlord to extend the lease commencing in September 2024, and effective until August 2027.

The following summarizes right-of-use asset and lease information about the Company’s operating leases as of June 30, 2026:

	Six months ended
	June 30,
	2026	2025

Lease cost
Operating lease cost	$18	$17

Other information
Cash paid for operating cash flows from operating leases	$19	$17

Weighted-average remaining lease term — operating leases (year)	1.08	2.08
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at June 30, 2026, as follows:

Total
Year Ended December 31,
2026	$22
2027	30
2028	-
2029	-
Thereafter	-
52
Less: Imputed interest	(3)
Operating lease liabilities	49

Operating lease liability - current	42
Operating lease liability - non-current	$7

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of June 30, 2026, as follows:

•	The Company is invoiced monthly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company issued 386,668 shares of common stock in accordance with the Sales Agreement for net proceeds of $354.

On July 17, 2026, the Company held its annual meeting at which the shareholders voted to increase the authorized number of shares of common stock from 166,666,667 shares to 500,000,000 shares.

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

ART12.11 is our wholly owned, proprietary cocrystal composition of cannabidiol (CBD) and tetramethylpyrazine (TMP). Isolated as a single crystalline form, ART12.11 has exhibited better pharmacokinetics and improved efficacy compared to other forms of CBD in nonclinical studies. Greatly enhanced pharmaceutical properties, including physicochemical, pharmacokinetic, and pharmacodynamic advantages have been observed with ART12.11. We believe a more consistent and improved bioavailability profile may ultimately lead to increased safety and efficacy in humans, thus making ART12.11 a preferred CBD pharmaceutical composition. The U.S. issued composition of matter patent for ART12.11 is enforceable until December 10, 2038, and has now been granted or validated in 21 additional countries.

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

On August 11, 2025, we announced that the European Patent Office (EPO) issued a Notice of Allowance for Artelo’s European patent application No. 21827629.3. The application covers the intended commercial formulation of ART27.13. The allowed claims protect compositions of ART27.13 dispersed in polyethylene glycol, including the Company’s intended commercial formulation. This development marks a major milestone in Artelo’s global intellectual property strategy, and we believe it positions the Company for long-term value creation with ART27.13.

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

Presently, we have three U.S. patents, one pending U.S. patent application, six issued foreign patents (Australia, China, Mexico, Japan, Taiwan, and Europe, including validation in 15 countries) and three pending foreign patent applications (Brazil, Canada and South Korea) directed to our cocrystal composition of CBD. Composition claims are generally known in the pharmaceutical industry as the most desired type of intellectual property and should provide for long lasting market exclusivity for our synthetic CBD cocrystal drug product candidate. In addition, due to the reasons outlined above, we believe that our synthetic CBD cocrystal will continue to demonstrate a superior set of pharmaceutical properties compared to non-cocrystal CBD compositions. We plan to develop ART12.11 for multiple potential indications where CBD has shown activity of such anxiety disorders, including PTSD, depression, and other possible uses such as epilepsy and insomnia.

Product Candidate	Patent Status	License
ART27.13 – Synthetic GPCR CB1 and CB2 Receptor Agonist

One licensed (1) issued patent (U.S.) including composition of matter, term 5/31/28, and one (1) Artelo-owned composition application with fourteen (14) pending National Phase filings (Issued in the EP as a unitary patent and a notice of allowance has been received in the US), and a second composition of matter application pending in the EPO, JP, Taiwan, and US. Additionally, patent applications related to the treatment of eye-disorders, including glaucoma are filed in AU, BR, CA, CN, EP, JP, KR, MX, NZ, and US. A new provisional application for preventing muscle loss has also been filed.

N/A (wholly owned by Artelo)
ART26.12 – FABP5 inhibitor and FABP5 inhibitors platform

Six (6) patents issued (U.S.) and ten (10) issued foreign patents. Covers the target, composition of matter, and utility claims. In addition, there are twenty-six (26) pending applications related to the ART26.12 program and related chemistries.

Worldwide exclusive license and some wholly owned by Artelo
ART12.11 – Synthetic CBD Cocrystal

Issued two (2) composition of matter patents (U.S.) and one (1) method of use patent (U.S.). Both with a term through 12/10/38. Six (6) issued foreign patents (with a term through 12/10/38) and four (~~4~~) pending applications (U.S. & Intl).

N/A (wholly owned by Artelo)

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

Recent Developments

On May 26, 2026, we entered into an ATM Sales Agreement with an investment bank  to create our ATM under which we may offer and sell up to an aggregate of $6,530,000 shares of our common stock; see “Liquidity and Capital Resources—Sources of Liquidity” below for more information. Between June 30, 2026 and August 11, 2026, 386,668 shares of common stock have been sold under the ATM for net proceeds of $354.

On July 17, 2026, we held our annual meeting at which the shareholders voted to increase the authorized number of shares of common stock from 166,666,667 shares to 500,000,000 shares.

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

Other Income (Expense)

Our other income (expense) consists of interest income, interest expense, gain on the extinguishment of debt, and changes in fair value of our derivative liabilities.

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

	Three Months Ended
	June 30,
(In thousands)	2026	2025	Change
Operating expenses
General and administrative	$1,629	$1,279	$350
Research and development	876	1,871	(995)
Total operating expenses	2,505	3,150	(645)
Loss from operations	(2,505)	(3,150)	645
Other income (expense)	78	(71)	149
Net loss	$(2,427)	$(3,221)	$794

Our operating expenses for the three months ended June 30, 2026, were $2.5 million compared to $3.2 million for the same period in 2025. The decrease in operating expenses for the three months ended June 30, 2026, was primarily the result of $1.0 million in lower research and development expenditures, related primarily to CAReS trial.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

	Six Months Ended
	June 30,
(In thousands)	2026	2025	Change
Operating expenses
General and administrative	$3,545	$2,274	$1,271
Research and development	1,649	3,255	(1,606)
Total operating expenses	5,194	5,529	(335)
Loss from operations	(5,194)	(5,529)	355
Other income (expense)	(191)	(64)	(127)
Net loss	$(5,355)	$(5,593)	$208

Our operating expenses for the six months ended June 30, 2026, were $5.2 million compared to $5.5 million for the same period in 2025. The decrease in operating expenses for the six months ended June 30, 2026, was primarily the result of increased professional fees during the year related to our financing activities and increases in the service cost of stock-based compensation offset by a decrease in research and development activities compared to the prior year, due to the timing and level of the research being conducted, partially offset by $0.7 million in research and development tax credits received from the U.K. government in the prior year in which there was no comparable amount received during the current year.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $5.4 million for the six months ended June 30, 2026. As of June 30, 2026, we had cash, cash equivalents and investments of $4.2 million.

On January 30, 2026, we entered into an equity purchase agreement with an investment fund (“Fund”), pursuant to which we have the right, but not the obligation, to direct the Fund to purchase up to $25.0 million in shares of common stock (the “Initial Commitment Amount”), which at our sole discretion can be increased by an additional $25.0 million once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the equity purchase agreement (the “Equity Line”). As consideration, we issued 35,342 shares of common stock to the Fund and pre-funded warrants to purchase up to 62,124 shares of Common Stock at an exercise price of $0.001 per share. We filed a registration statement with the SEC on March 24, 2026, to register under the Securities Act of 1933, as amended (the “Securities Act”), the offer and resale by the Fund of up to 4,273,519 shares of common stock, which was declared effective by the SEC on March 30, 2026. As of August 11, 2026, we have issued 20,000 shares of common stock in accordance with the Equity Line, in addition to the shares or pre-funded warrants we issued to the Fund as consideration.

On March 27, 2026, we entered into a securities purchase agreement with Intracoastal Capital LLC (“Intracoastal”) and Armistice Capital Master Fund Ltd. (“Master Fund”), pursuant to which we agreed to issue and sell, in a private placement offering: (i) 81,000 shares of common stock, (ii) pre-funded warrants to purchase 3,107,407 shares of common stock at an exercise price of $0.001 per share, and (iii) common warrants to purchase 6,376,814 shares of common stock at an exercise price of $3.20 per share. Each share of common stock or pre-funded warrant was issued and sold along with two common warrants. The combined purchase price for the securities was (i) $3.45 per share of common stock and two common warrants, and (ii) $3.449 per pre-funded warrant and two common warrants. The investment bank that acted as exclusive placement agent in connection with the offering and received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the warrants, we will pay the investment bank a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, we issued to the investment bank’s designees placement agent warrants to purchase up to 255,073 shares of common stock at an exercise price of $4.3125 per share, which have substantially the same terms as the common warrants, other than the exercise price. The gross proceeds from the offering, before deducting the investment bank’s fees and other offering expenses payable by us, were $10,996,902.70 (or up to approximately $31.4 million in gross proceeds if the warrants are fully exercised for cash). We filed a registration statement with the SEC on April 7, 2026, to register under the Securities Act the offer and resale by Intracoastal, Master Fund, and investment bank’s designees of up to 9,820,294 shares of common stock, which was declared effective by the SEC on April 15, 2026.

In May 2026, we filed a $75.0 million in aggregate value shelf registration statement on Form S-3 which became effective on May 19, 2026. The shelf registration statement is effective for three years and permits us to sell, from time to time, up to $75.0 million of our common stock, preferred stock, debt securities, warrants, and/or units subject to a limit of one-third (1/3) of our public float within a twelve (12) month period if our public float is less than $75.0 million as of relevant measurement dates under applicable securities laws. The shelf registration statement was intended to provide us with flexibility to access additional capital when market conditions are appropriate.

On May 26, 2026, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with an investment bank to create an at-the-market equity program (the “ATM”) under which we may offer and sell up to an aggregate of $6.53 million shares of our common stock from time to time through the investment bank as the sales agent, subject to any applicable limits. Under the ATM Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Sales Agreement, the investment bank may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. We have no obligation to sell any shares under the ATM Sales Agreement and may at any time suspend solicitation and offers under the ATM Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on May 19, 2026. As of June 30, 2026, 142,860 shares of common stock have been sold under the ATM for net proceeds of $0.2 million.

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

Working Capital

	June 30,	December 31,
(In thousands)	2026	2025	Change
Current Assets	$4,371	$695	$3,676
Current Liabilities	1,455	4,044	(2,589)
Working Capital	$2,916	$(3,349)	$6,265

Our total current assets as of June 30, 2026, were $4.4 million as compared to total current assets of $0.7 million as of December 31, 2025. The increase in current assets was primarily due to the financing completed during the six-month period.

Our total current liabilities as of June 30, 2026, were $1.5 million as compared to total current liabilities of $4.0 million as of December 31, 2025. The decrease in current liabilities was primarily due to the use of proceeds from the financing completed on March 27, 2026, being utilized for the extinguishment of all outstanding debt arrangements and payments made towards the Company’s accounts payable and accrued liabilities, of which payment had been postponed due to the Company cash preservation efforts.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2026	2025	Change
Cash flows used in operating activities	$(6,224)	$(2,111)	$(4,113)
Cash flows provided by financing activities	9,796	1,816	7,980
Effect of exchange rate changes on cash	26	23	3
Net change in cash and cash equivalent during period	$3,598	$(272)	$3,870

Cash Flows from Operating Activities

During the six months ended June 30, 2026, cash used in operating activities was $6.2 million compared to $2.1 million during the six months ended June 30, 2025. Cash used in operating activities during the six months ended June 30, 2026, was attributed to a net loss of $5.4 million, offset by non-cash losses of $1.0 million associated with stock-based compensation, net change in fair value of derivative liability, non-cash lease expenses, and amortization of debt discounts as well as working capital adjustments for accounts payable and accrued liabilities (including related parties) of $2.0 million. Cash used in operating activities of $2.1 million during the six months ended June 30, 2025, was attributed primarily to a net loss of $5.6 million offset by increases in accounts payable and accrued expenses of liabilities of $3.0 million and non-cash stock-based compensation of $0.3 million.

Cash Flows from Investing Activities

We did not have cash flows from investing activities during the six months ended June 30, 2026 and 2025.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, cash flows provided by financing activities was $9.8 million compared to $1.8 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $10.2 million, net proceeds from the issuance of convertible notes of $0.6 million and proceeds from the exercise of warrants of $0.2 million, offset by $1.2 million in repayments to holders of convertible notes. During the six months ended June 30, 2025, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $1.1 million and net proceeds from the issuance of convertible notes of $0.7 million.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the six months ended June 30, 2026, and 2025.

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

Determining the fair value of the embedded conversion feature requires the use of a Black-Scholes model and is classified within Level 3 of the fair value hierarchy under ASC 820, Fair Value Measurement, because it relies on significant unobservable inputs. Key inputs and assumptions used in the valuation include our stock price, expected stock price volatility (estimated by reference to the historical volatility of our common shares and/or a peer group), the risk-free interest rate derived from the U.S. Treasury yield curve over a term commensurate with the remaining life of the instrument, the expected term to maturity, the probability and timing of conversion, and a credit-adjusted discount rate reflective of our non-performance risk. The estimated fair value of the derivative liability is most sensitive to changes in our stock price and expected volatility; a significant increase (decrease) in either input, in isolation, would generally result in a significantly higher (lower) fair value measurement and a corresponding non-cash loss (gain) in the period of change. We reassess the inputs and the appropriateness of the valuation methodology each reporting period.

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

New Accounting Standard Adopted

There were no new accounting standards adopted during the six months ended June 30, 2026.

New Accounting Standards Issued Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, disaggregated information about specified categories of expenses—including (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depletion—that are included within each relevant expense caption presented on the face of the income statement. The amendments also require disclosure of the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on the disclosures within our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by us during the three months ended June 30, 2026, that were not previously disclosed in a Current Report on Form 8-K.

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

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 14, 2026)
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 14, 2026)
3.3*	Certificate of Amendment to Articles of Incorporation
10.1

At The Market Offering Agreement, dated May 26, 2026, by and between Artelo Biosciences, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2026)

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

Artelo Biosciences, Inc.
(Registrant)

Dated: August 12, 2026	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Mark E. Spring
Mark E. Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

