Form 10-Q/A
period 2026-06-30
ARTELO BIOSCIENCES, INC.
filed 2026-08-20
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Artelo Biosciences, Inc. (the “Company”) for the period ended June 30, 2026 (the “Original Report”), as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2026, is solely to amend Part II “Item 1. Legal Proceedings” to include information regarding an arbitration claim that was inadvertently omitted from the Original Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part II “Item 6. Exhibits”.

Except as described above, this Amendment makes no other changes to the Original Report. This Amendment does not reflect subsequent events occurring after the original filing of the Original Report or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC.

2

3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. As previously reported in our Current Report on Form 8-K filed on May 27, 2026, on April 7, 2026, Craft Capital Management LLC (“Craft”) filed a FINRA arbitration claim against the Company seeking compensatory damages, equitable relief, attorneys’ fees and all other appropriate relief for, among other things, the Company’s alleged breach of the right of first refusal provision in the engagement letter agreement, dated March 16, 2026 (the “Engagement Letter”), between the Company and Craft, arising from the Company’s termination of the Engagement Letter on March 27, 2026, and subsequent closing of a private placement offering on March 30, 2026 for gross proceeds of approximately $11 million (the “Transaction”). Craft is seeking an $880,000 success fee, common stock warrants valued at $880,000, and monthly late fees in connection with the Transaction, in addition to reasonable attorneys’ fees, interest, and other such appropriate relief. On July 7, 2026, we submitted counterclaims against Craft for fraudulent inducement, breach of contract, violation of regulatory rules, and declaratory relief. This arbitration claim process is ongoing. Management does not believe that the ultimate resolution of this matter will have a material impact on our consolidated financial statements. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

4

Item 6. Exhibits

Exhibit No.	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________

*	Filed herewith.
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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artelo Biosciences, Inc.
(Registrant)

Dated: August 20, 2026	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Mark E. Spring
Mark E. Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

6