Form 10-Q
period 2026-09-30
ARTELO BIOSCIENCES, INC.
filed 2026-11-12
CIK 1621221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The registrant had 937,177 shares of common stock issued and outstanding as of November 11, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Artelo Biosciences, Inc.

Condensed Consolidated Financial Statements (Unaudited)

3

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$4,437	$600
Prepaid expenses and other current assets	159	95
Total Current Assets	4,596	695
Operating lease right-of-use assets	37	64
Intangible asset	2,039	2,039
Other assets	3	3
TOTAL ASSETS	$6,675	$2,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$284	$3,035
Due to related parties	115	345
Operating lease liabilities - current portion	40	40
Accrued interest - convertible notes	-	11
Accrued interest - convertible notes - related party	-	4
Convertible notes	-	437
Convertible notes - related party	-	172
Total Current Liabilities	439	4,044

Operating lease liabilities	-	29
TOTAL LIABILITIES	439	4,073

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.001, 23,148 shares authorized, 0 shares issued and outstanding as of September 30, 2026, and December 31, 2025	-	-
Common Stock, par value $0.001, 55,555,556 shares authorized and 937,177 and 74,779 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	1	-
Additional paid-in capital	76,645	62,015
Accumulated deficit	(70,168)	(63,015)
Accumulated other comprehensive loss	(242)	(272)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,236	(1,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,675	$2,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

OPERATING EXPENSES
General and administrative	$989	$1,814	$4,534	$4,088
Research and development	803	1,275	2,452	4,530
Total Operating Expenses	1,792	3,089	6,986	8,618

Loss from Operations	(1,792)	(3,089)	(6,986)	(8,618)

OTHER INCOME (EXPENSE)
Interest income	24	5	67	13
Interest expense	-	(111)	(106)	(183)
Interest expense - related party	-	-	(24)	-
Net change in fair value of derivative liability	-	-	(146)	-
Gain (loss) on extinguishment of debt	-	-	42	-
Net change in fair value of digital assets	-	75	-	75
Total Other Income (Expense)	24	(31)	(167)	(95)

NET LOSS	$(1,768)	$(3,120)	$(7,153)	$(8,713)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	18	30	(75)
Total Other Comprehensive Income (Loss)	-	18	30	(75)

TOTAL COMPREHENSIVE LOSS	$(1,768)	$(3,102)	$(7,123)	$(8,788)

Basic and Diluted Loss per Common Share	$(3.19)	$(88.80)	$(19.48)	$(337.03)

Basic and Diluted Weighted Average Common Shares Outstanding	554,197	35,136	367,161	25,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2025	74,779	$-	$62,015	$(63,015)	$(272)	$(1,272)
Reverse split adjustment	3,085	-	-	-	-	-
Common shares issued as a fee in equity purchase agreement	3,927	-	145	-	-	145
Common shares issued for cash, net of issuance costs	9,000	-	10,033	-	-	10,033
Warrants exercised	4,282	-	234	-	-	234
Conversion of convertible notes to common stock	2,264	-	208	-	-	208
Stock based compensation	-	-	256	-	-	256
Net loss for the period	-	-	-	(2,958)	-	(2,958)
Other comprehensive income	-	-	-	-	26	26
Balance, March 31, 2026	97,337	$-	$72,891	$(65,973)	$(246)	$6,672

Common shares issued as a fee in an equity purchase agreement	6,900	-	355	-	-	355
Common shares issued for cash, net of issuance costs	15,873	-	174	-	-	174
Warrants exercised	345,268	-	3	-	-	3
Stock based compensation	-	-	216	-	-	216
Net loss for the period	-	-	-	(2,427)	-	(2,427)
Other comprehensive income	-	-	-	-	4	4
Balance, June 30, 2026	465,378	$-	$73,639	$(68,400)	$(242)	$4,997

Reverse split adjustment	55,610	-	-	-	-	-
Common shares issued for cash, net of issuance costs	416,189	1	2,861	-	-	2,862
Stock based compensation	-	-	145	-	-	145
Net loss for the period	-	-	-	(1,768)	-	(1,768)
Other comprehensive loss	-	-	-	-	-	-
Balance, September 30, 2026	937,177	$1	$76,645	$(70,168)	$(242)	$6,236

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2024	21,022	$-	$53,194	$(50,136)	$(202)	$2,856
Stock based compensation	-	-	192	-	-	192
Net loss for the period	-	-	-	(2,372)	-	(2,372)
Other comprehensive loss	-	-	-	-	(25)	(25)
Balance, March 31, 2025	21,022	$-	$53,386	$(52,508)	$(227)	$651

Common shares issued for cash, net of issuance costs	5,068	-	1,081	-	-	1,081
Stock based compensation	-	-	150	-	-	150
Net loss for the period	-	-	-	(3,221)	-	(3,221)
Other comprehensive loss	-	-	-	-	(68)	(68)
Balance, June 30, 2025	26,090	$-	$54,617	$(55,729)	$(295)	$(1,407)

Common shares issued for cash, net of issuance costs	29,281	-	3,310	-	-	3,310
Warrants exercised	2,240	-	132	-	-	132
Stock based compensation	-	-	432	-	-	432
Net loss for the period	-	-	-	(3,120)	-	(3,120)
Other comprehensive income	-	-	-	-	18	18
Balance, September 30, 2025	57,611	$-	$58,491	$(58,849)	$(277)	$(635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,153)	$(8,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	617	774
Net change in fair value of derivative liabilities	146	-
Net change in fair value of digital assets	-	(75)
Non-cash lease expense	28	26
Gain on extinguishment of debt	(42)	-
Common shares issued as commitment fee	500	-
Amortization of debt discounts and debt issuance costs	84	137
Amortization of debt discounts and debt issuance costs - related party	24	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65)	111
Accounts payable and accrued liabilities	(2,761)	2,140
Accounts payable - related parties	(221)	(29)
Accrued interest	15	46
Accrued interest - related party	8	-
Fixed cash payments related to operating leases	(29)	(26)
Net cash used in operating activities	(8,849)	(5,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	-	(250)
Net cash used in investing activities	-	(250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net	13,069	4,391
Proceeds from issuance of convertible notes, net	593	737
Proceeds from exercise of warrants	237	132
Repayment of convertible notes	(1,035)	-
Repayment of convertible notes - related parties	(207)	-
Net cash provided by financing activities	12,657	5,260

Effect of exchange rate changes on cash	29	(19)

Net change in cash and cash equivalents	3,837	(618)
Cash and cash equivalents - beginning of period	600	2,338
Cash and cash equivalents - end of period	$4,437	$1,720

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of convertible notes to common stock	$208	$-
Common shares issued as commitment fee	$500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTELO BIOSCIENCES, INC.

Notes to the Condensed Consolidated Financial Statements

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

The Company has registered wholly owned subsidiaries in Ireland (Trinity Reliant Ventures Limited), in the United Kingdom (Artelo Biosciences Limited), and in Canada (Artelo Biosciences Corporation). On January 8, 2020, the United Kingdom subsidiary changed its name from Trinity Research and Development Limited to Artelo Biosciences Limited. Operations in the subsidiaries have been consolidated in the financial statements.

The Company is a clinical stage biopharmaceutical company focused on developing therapeutics that target lipid-signaling pathways, including treatments intended to modulate the endocannabinoid system (the “ECS”), a family of receptors and neurotransmitters that form a biochemical communication network throughout the body.

Going Concern

The Company has incurred losses since inception and incurred a net loss of $7,153 during the nine months ended September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $4,437.

On March 27, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement offering: (i) 9,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at $31.05 per share, (ii) pre-funded warrants to purchase 345,268 shares of common stock at an exercise price of $0.009 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase 708,536 shares of common stock at an exercise price of $28.80 per share (the “Common Warrants”). The Pre-Funded Warrants and the Common Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant was issued and sold along with two Common Warrants. The combined purchase price for the securities was (i) $31.05 per Share and two Common Warrants, and (ii) $31.041 per Pre-Funded Warrant and two Common Warrants. The offering closed on March 30, 2026. The Pre-Funded Warrants were exercisable immediately and could be exercised at any time until all of the Pre-Funded Warrants were exercised in full, subject to the Beneficial Ownership Limitation described below. The Common Warrants are exercisable immediately and have a term of five and one-half years from the effective date of the initial registration statement registering the Warrant Shares, subject to the Beneficial Ownership Limitation described below. The exclusive placement agent (the “Placement Agent”) in connection with the offering received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the Warrants, the Company shall pay the Placement Agent a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to designees of the Placement Agent warrants to purchase 28,344 shares of common stock at an exercise price of $38.8125 per share, which have the same terms as the Common Warrants other than the exercise price. The gross proceeds from the offering, before deducting Placement Agent fees and other offering expenses payable by the Company, were $10,997 (or up to approximately $31,400 in gross proceeds if the Warrants are fully exercised for cash). The net proceeds of $10,033 from the offering were used for working capital, general corporate purposes and the repayment of certain bridge debt. The Common Warrants may only be exercised on a cashless basis if, after six months from the issuance date of the Common Warrants, there is no registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Common Warrants to the holder. A holder of a Warrant may not exercise any such Warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99% (the “Beneficial Ownership Limitation”).

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

On May 26, 2026, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”) to create an at-the-market equity program under which it may sell up to an aggregate of $6,530 of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), from time to time through the Sales Agent, subject to any applicable limits when using Form S-3 (the “ATM Offering”). The Company will pay the Sales Agent commissions, in cash, for its services in acting as agent in the sale of the Shares. The Sales Agent will be entitled to compensation at a commission rate of 3.0% of the gross sales price per share of common stock sold. The Company will also reimburse the Sales Agent for certain specified expenses in connection with the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Sales Agent, other obligations of the parties and termination provisions. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement. The ATM Offering will terminate upon the earlier of (i) the sale of all shares of the Company’s common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement as permitted therein. The Company may terminate the Sales Agreement at any time upon ten (10) business days’ prior written notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement at any time upon prior written notice to the Company. As of September 30, 2026, in accordance with the Sales Agreement we have issued a total of 432,062 shares of our common stock with net proceeds of $3,037.

To continue operations, the Company will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates within the next twelve months. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including conflicts in Eastern Europe, the Middle East and in other areas, constraints on energy supplies, tariffs, trade disputes, extreme weather conditions, increased economic uncertainty, inflation, interest rate fluctuation, and any potential future financial institution failures. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business, and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change.

Reverse Stock Splits

On June 11, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 to effect a one-for-six (1-for-6) reverse stock split affecting both the authorized and issued and outstanding amounts of its common stock and preferred stock. The reverse stock split was effective as of 12:01 a.m. Eastern Time on June 13, 2025. These condensed consolidated financial statements reflect the impact of this reverse stock split. As a result of the reverse stock split occurring on June 13, 2025, each six (6) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 3,280,000 to approximately 546,667. The number of authorized shares of common stock was reduced from 50,000,000 to 8,333,333, while the number of authorized shares of preferred stock was reduced from 416,667 to 69,444. On August 28, 2025, the Company held a special meeting of stockholders in which the shareholders voted to increase the authorized number of shares of common stock from 8,333,333 shares to 500,000,000 shares.

On March 5, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 to effect a one-for-three (1-for-3) reverse stock split affecting both the authorized and issued and outstanding amounts of its common stock and preferred stock. The reverse stock split was effective as of 12:01 a.m. Eastern Time on March 10, 2026. These condensed consolidated financial statements reflect the impact of this reverse stock split. As a result of the reverse stock split occurring on March 10, 2026, each three (3) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 2,018,746 to approximately 673,008. The number of authorized shares of common stock was reduced from 500,000,000 to 166,666,667, while the number of authorized shares of preferred stock was reduced from 69,444 to 23,148. On July 17, 2026, the Company held its annual meeting at which the shareholders voted to increase the authorized number of shares of common stock from 166,666,667 shares to 500,000,000 shares.

On August 26, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 to effect a one-for-nine (1-for-9) reverse stock split affecting both the authorized and issued and outstanding amounts of its common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on August 28, 2026. These condensed consolidated financial statements reflect the impact of this reverse stock split. As a result of the reverse stock split occurring on August 28, 2026, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 4,929,966 to approximately 603,396. The number of authorized shares of common stock was reduced from 500,000,000 to 55,555,556. The authorized shares of preferred stock were not reduced and remain at 23,148.

The share amounts described above with respect to the June 2025 and March 2026 reverse stock splits are presented as they were at the time of each respective reverse stock split and have not been adjusted for subsequent reverse stock splits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and GAAP in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for the full year. Management of the Company believes that the disclosures presented herein are adequate and not misleading. These interim financial statements should be read in conjunction with the audited financial statements and the footnotes for the year ended December 31, 2025, included in the Company’s Form 10-K filed with the SEC on February 24, 2026, as updated on Form 8-K filed with the SEC on March 17, 2026.

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

The Company recognizes R&D tax credits when received from the United Kingdom government for spending on R&D as an offset of R&D expenses. The Company received R&D tax credits of $0 and $704 during the nine months ended September 30, 2026, and 2025, respectively.

Cash and Cash Equivalents

Cash and cash equivalents may include cash in banks, money market funds, commercial paper, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,437 and $600 in cash and cash equivalents as of September 30, 2026, and December 31, 2025, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of September 30, 2026, was approximately $4,187. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss. The Company did not hold any marketable securities as of September 30, 2026, and December 31, 2025.

Intangible Assets

The Company capitalizes certain costs related to the acquisition of intangible assets. If such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life. Intangible assets related to product candidates that have not yet received regulatory approval are considered indefinite-lived and are not amortized.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. For indefinite-lived intangible assets, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. The Company determined that there was no impairment of its intangible assets as of September 30, 2026, and December 31, 2025.

Foreign Currency Transactions

The Company has operations outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Revenues and expenses are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included as other comprehensive income.

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

Net Loss per Share of Common Stock

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and as if converted method. Dilutive potential common shares include outstanding stock options and warrants. Shares of common stock issuable upon the exercise of pre-funded warrants for little or no consideration are considered outstanding in accordance with ASC 260-10-45-13 and are included in the weighted average number of shares used to compute basic and diluted net loss per share from the date of issuance.

For the nine months ended September 30, 2026, and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,	September 30,
	2026	2025
Stock options	22,902	8,439
Warrants	784,424	27,633
	807,326	36,072

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

New Accounting Standards Adopted

There were no new accounting standards adopted during the three and nine months ended September 30, 2026.

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

	Three months ended
	September 30,
	2026	2025

General and administrative
Employee and director compensation	$273	$229
Stock-based compensation	92	244
Professional fees	348	1,013
Other general and administrative (a)	276	328
Total general and administrative	$989	$1,814

	Nine months ended
	September 30,
	2026	2025

General and administrative
Employee and director compensation	$909	$700
Stock-based compensation	380	443
Professional fees	2,360	2,050
Other general and administrative (a)	885	895
Total general and administrative	$4,534	$4,088

	Three months ended
	September 30,
	2026	2025

Research and development
Employee compensation	$265	$267
Stock-based compensation	53	188
Professional fees	268	262
Other research and development (b)	217	558
Total research and development	$803	$1,275

	Nine months ended
	September 30,
	2026	2025

Research and development
Employee compensation	$821	$743
Stock-based compensation	237	331
Professional fees	748	3,466
Other research and development (b)	646	(10)
Total research and development	$2,452	$4,530

(a)	Consists of investor relations, travel and other office expenses.
(b)	Consists of supplies, other items used in research and development activities, and U.K. government tax credits.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2026, and 2025, a company owned by the Senior Vice President, European Operations, provided consulting services totaling $16 and $14, respectively. As of September 30, 2026, and December 31, 2025, there was $5 and $3, outstanding, respectively.

During the nine months ended September 30, 2026, and 2025, a company significantly influenced by a director of a subsidiary of the Company provided professional services totaling $95 and $71, respectively. As of September 30, 2026, and December 31, 2025, there was $17 and $8 outstanding, respectively.

During the nine months ended September 30, 2026, and 2025, a company controlled by a director of a subsidiary of the Company provided professional services totaling $72 and $55, respectively. As of September 30, 2026, and December 31, 2025, there was $10 and $0 outstanding, respectively.

As of September 30, 2026, and December 31, 2025, there was $83 and $333, respectively, payable to directors of the Company for unpaid board compensation.

NOTE 5 – CONVERTIBLE NOTES

March 2026 Notes

During March 2026, the Company issued three unsecured promissory notes to third-party lenders, two having one-time interest charges of 12% and the other bearing interest at 10% per annum and containing variable-rate embedded conversion features. The notes were issued for aggregate gross proceeds of $610 against aggregate face amounts of $665, resulting in aggregate original issue discount (“OID”) of $55. Under ASC 815-15, the embedded conversion features of all three notes were bifurcated as derivative liabilities at inception (see Note 6). Set out below are the terms of each note:

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

At inception, each note was recorded at its face amount as a liability, with a corresponding contra-liability debt discount comprising (i) the OID and (ii) the fair value of the bifurcated embedded derivative allocated from the proceeds. The debt discount is amortized to interest expense over the term of each note using the effective interest method (“EIM”) for the Boot Capital and Vanquish notes, and the straight-line method for the Labrys Fund II note (see Note 6).

The following represents the movement of the value of the March 2026 notes during the nine months ended September 30, 2026:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.	Total
Face amount	$113	$237	$315	$665
Less: Debt discount at inception
OID Discount	(13)	(27)	(15)	(55)
Derivative allocation	(46)	(98)	(292)	(436)
Debt issuance costs	-	(10)	(8)	(18)
Initial carrying value	54	102	0	156
Amortization	5	10	9	24
Settlement	(59)	(112)	(9)	(180)
Carrying value, September 30, 2026	$-	$-	$-	$-

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

At the Maturity Date (defined below), the investor had the ability (at the investor’s sole option) to convert all of that certain unpaid portion of principal and accrued interest of the investor’s Note into shares of common stock (the “Voluntary Conversion”), specifically into that number of shares of common stock (the “Converted Shares”) equal to the unpaid principal balance and any accrued interest of each Note divided by $208.98. The amount of principal balance and any accrued interest of each Note convertible pursuant to the Voluntary Conversion was equal to the number of Converted Shares multiplied by $168.48. Should the investor not elect Voluntary Conversion, such portion of the unpaid principal balance and any accrued interest of each Note subject to Voluntary Conversion would become immediately due and payable in cash.

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

Effective October 28, 2025, the Company entered into an agreement pursuant to which it issued and sold to certain investors, and the investors purchased (by converting all or a portion of the unconverted portion of unpaid principal balance and accrued interest due to such investors upon the maturity of the convertible promissory notes issued to the investors on May 1, 2025): (i) convertible notes in an aggregate principal amount of $692, of which $195 was for related parties; (ii) warrants to purchase an aggregate of 16,230 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $91.80 per share; and (iii) warrants to purchase an aggregate of 9,130 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $168.48 per share. The notes accrued interest at a rate of 12% per annum. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, was due and payable 180 days after the effective date. At any time prior to the Maturity Date, all or any portion of the outstanding principal amount of the Notes, together with the accrued and unpaid interest, could be convertible, in whole or in part, into shares of common stock, at a conversion price of $91.80. Each warrant is immediately exercisable after issuance for five (5) years. The Company accounted for this transaction as an extinguishment of debt in accordance with ASC 470, Debt, and realized a loss on the extinguishment of debt of $1,158 during the year ended December 31, 2025, of which $333 was from related parties.

The Company utilizes the Black-Scholes model to value its warrants. During the year ended December 31, 2025, the Company utilized the following assumptions to value the warrants associated with the May 2025 Notes:

Year Ended December 31,
2025
Expected term	2.50 years
Expected average volatility	105%
Expected dividend yield	-
Risk-free interest rate	3.50%

During the nine months ended September 30, 2026, and 2025, the Company recorded interest expense of $106 and $183, respectively, of which $31 and $0, respectively, was to related parties, associated with the accretion of accrued interest of $23 and $46, respectively, of which $8 and $0, respectively, was to related parties, and $83 and $137, respectively, of amortization of deferred debt costs, of which $24 and $0, respectively, was to related parties. During the nine months ended September 30, 2026, the Company issued 2,264 shares of common stock associated with the conversion of debt with a carrying value of $208 and the remaining notes were extinguished for cash consideration of $522. There were no convertible notes outstanding as of September 30, 2026, and there was no convertible note activity during the three months ended September 30, 2026.

NOTE 6 – DERIVATIVE LIABILITIES

The variable-rate conversion features embedded in each of the three convertible notes described in Note 5 were determined not to be clearly and closely related to the debt host instruments under ASC 815-15-25. Each conversion price was reset at the time of each future conversion based on a lookback formula applied to then-current market prices, causing the conversion price to vary with changes in the Company’s stock price. As a result, the embedded conversion features did not satisfy the fixed-for-fixed criterion of ASC 815-40-15 and were bifurcated from the host debt instruments and recorded as derivative liabilities at fair value at inception, with subsequent changes in fair value recognized in the statements of operations.

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

The fair value of each embedded derivative liability was estimated using the Black-Scholes option pricing model. This model was selected as a practical and widely-accepted approach for valuing variable-rate convertible features on short-term promissory notes. Management acknowledges the following simplifications inherent in this approach:

•

Fixed strike price assumption: The Black-Scholes model assumes a fixed exercise price. The actual conversion price under each note was path-dependent, determined at the time of each future conversion based on a lookback formula applied to then-current closing bid prices. Using the inception-date computed conversion price as the static strike was a practical approximation.

•

Term assumption: The full contractual maturity was used as the option term, rather than the expected exercise window (which for Labrys was the six months from Day 181 to maturity). This was a conservative assumption that increased the computed fair value.

•	Volatility: Historical realized volatility based on trailing closing prices. Implied volatility was not separately observable for this stock.

The Company utilized the Black-Scholes model to value the derivative liabilities. During the nine months ended September 30, 2026, the Company utilized the following assumptions:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.
Expected term	0.79 - 0.85 years	0.79 - 0.85 years	0.97 - 1.00 years
Expected average volatility	163.00 - 209.86%	163.00 - 209.86%	155.34 - 191.61%
Expected dividend yield	-	-	-
Risk-free interest rate	3.66 - 3.68%	3.66 - 3.68%	3.66 - 3.80%

At inception of the Labrys Fund II note (March 20, 2026), the fair value of the bifurcated embedded derivative of $756 exceeded the total proceeds received $300. Under ASC 815-15-30-6, this excess is recognized immediately as a loss in the statement of operations on the date of inception. The Company recognized a day-one loss on derivative bifurcation of $456 during the nine months ended September 30, 2026. The derivative liabilities were extinguished upon settlement of the March 2026 Notes on April 2, 2026; accordingly, there were no derivative liabilities outstanding as of September 30, 2026, and no change in fair value of derivative liabilities was recognized during the three months ended September 30, 2026.

The following represents the movement of the value of the derivative liability of the March 2026 notes during the nine months ended September 30, 2026:

	Boot Capital LLC	Vanquish Funding Group Inc.	Labrys Fund II, L.P.	Total
Fair value at inception	$46	$98	$756	$900
Change in fair value	(25)	(53)	(240)	(318)
Fair value of derivative prior to settlement	21	45	516	582
Extinguished upon settlement of the March 2026 Notes	(21)	(45)	(516)	(582)
Fair value, September 30, 2026	$-	$-	$-	$-

NOTE 7 – EQUITY

Preferred Stock

The Company has authorized 23,148 shares of preferred stock with a par value of $0.001 per share.

As of September 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company has authorized 55,555,556 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought. On July 17, 2026, the Company held its annual meeting at which the shareholders voted to increase the authorized number of shares of common stock from 166,666,667 shares to 500,000,000 shares. On August 28, 2026, in connection with the one-for-nine (1-for-9) reverse stock split (see Note 1), the number of authorized shares of common stock was proportionally reduced from 500,000,000 to 55,555,556.

As of September 30, 2026, and December 31, 2025, there were 937,177 and 74,779 shares of common stock issued and outstanding, respectively.

On January 30, 2026, the Company entered into an equity purchase agreement, dated as of January 30, 2026, with an investment fund (“Fund”) pursuant to which the Company has the right, but not the obligation, to direct the Fund to purchase up to $25,000 (the “Initial Commitment Amount”) in shares of common stock, which at the Company’s sole discretion can be increased by an additional $25,000 once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the equity purchase agreement. In consideration for the Fund’s execution and delivery of the equity purchase agreement, the Company issued 3,927 shares of common stock to the Fund (the “Commitment Shares”) and 6,900 pre-funded warrants to purchase up to 6,900 shares of common stock at an exercise price of $0.027 per share, having an aggregate value, as of January 30, 2026, of $500, as shares and/or as pre-funded warrants. The Commitment Shares were deemed fully earned on the date of the equity purchase agreement. The Company will be prohibited from conducting any Variable Rate Transaction (as defined in the equity purchase agreement) without the prior written consent of the Fund from any Put Date until the end of any Standstill Period (as defined in the equity purchase agreement); provided, however, that the Company may effect sales pursuant to a customary “at-the-market” facility with a FINRA-registered broker-dealer as sales agent. As of September 30, 2026, in accordance with the equity purchase agreement, 2,223 shares were purchased for $14.

On March 27, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement offering: (i) 9,000 shares (the “Shares”) of the Company’s common stock at $31.05 per share, (ii) pre-funded warrants to purchase 345,268 shares of common stock at an exercise price of $0.009 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase 708,536 shares of common stock at an exercise price of $28.80 per share (the “Common Warrants”). The Pre-Funded Warrants and the Common Warrants are collectively referred to herein as the “Warrants” and the shares issuable upon such Warrants, the “Warrant Shares.” Each Share or, at the election of the Purchaser in lieu of Shares, each Pre-Funded Warrant was issued and sold along with two Common Warrants. The combined purchase price for the securities was (i) $31.05 per Share and two Common Warrants, and (ii) $31.041 per Pre-Funded Warrant and two Common Warrants. The offering closed on March 30, 2026. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation described below. The Common Warrants are exercisable immediately and have a term of five and one-half years from the effective date of the initial registration statement registering the Warrant Shares, subject to the Beneficial Ownership Limitation described below. The exclusive placement agent (the “Placement Agent”) in connection with the offering received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the Warrants, the Company shall pay the Placement Agent a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to designees of the Placement Agent warrants to purchase 28,344 shares of common stock at an exercise price of $38.8125 per share, which have the same terms as the Common Warrants other than the exercise price. The gross proceeds from the offering, before deducting Placement Agent fees and other offering expenses payable by the Company, were $10,997 (or up to approximately $31,400 in gross proceeds if the Warrants are fully exercised for cash). The net proceeds of $10,033 from the offering will be used for working capital, general corporate purposes and the repayment of certain bridge debt. The Common Warrants may only be exercised on a cashless basis if, after six months from the issuance date of the Common Warrants, there is no registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Common Warrants to the holder. A holder of a Warrant may not exercise any such Warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99% (the “Beneficial Ownership Limitation”).

On May 26, 2026, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with an investment bank (the “Sales Agent”) to create an at-the-market equity program under which it may sell up to an aggregate of $6,530 of shares of the Company’s common stock, par value $0.001 per share (the “Shares”), from time to time through the Sales Agent, subject to any applicable limits when using Form S-3 (the “ATM Offering”). The Company will pay the Sales Agent commissions, in cash, for its services in acting as agent in the sale of the Shares. The Sales Agent will be entitled to compensation at a commission rate of 3.0% of the gross sales price per share of common stock sold. The Company will also reimburse the Sales Agent for certain specified expenses in connection with the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Sales Agent, other obligations of the parties and termination provisions. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement. The ATM Offering will terminate upon the earlier of (i) the sale of all shares of the Company’s common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement as permitted therein. The Company may terminate the Sales Agreement at any time upon ten (10) business days’ prior written notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement at any time upon prior written notice to the Company. As of September 30, 2026, in accordance with the Sales Agreement we have issued a total of 432,062 shares of our common stock with aggregate proceeds of $3,037.

Warrants

A summary of activity of the warrants during the nine months ended September 30, 2026, is as follows:

The Company evaluated the terms of its outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Based on this evaluation, the Company determined that the warrants are not required to be classified as liabilities under ASC 480, are indexed to the Company’s own common stock, and meet the equity classification requirements under ASC 815-40. Accordingly, all 784,424 warrants outstanding as of September 30, 2026, are classified as equity instruments and recorded in additional paid-in capital at their respective issuance-date fair values. The warrants are not subsequently remeasured.

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Life (years)
Outstanding, December 31, 2025	51,826	$152.00	4.84
Granted	1,082,148	19.88	5.50
Expired	-	-	-
Exercised	(349,550)	-	-
Outstanding, September 30, 2026	784,424	$37.16	4.93

The intrinsic value of the warrants as of September 30, 2026, is $0. All of the outstanding warrants are exercisable as of September 30, 2026.

2018 Equity Incentive Plan

On January 29, 2026, the number of shares available under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”), was increased by 11,216 shares of common stock.

As of September 30, 2026, the 2018 Plan permits the Company to issue up to an aggregate of 23,644 shares of common stock of which 742 shares are available to be issued.

The following is a summary of stock option activity during the nine months ended September 30, 2026:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)
Outstanding, December 31, 2025	8,501	$297.81	7.95
Granted	14,401	45.39	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2026	22,902	$139.86	8.54

Exercisable options, September 30, 2026	7,994	$228.98	7.55

Valuation

The Company utilizes the Black-Scholes model to value its stock options.

During the nine months ended September 30, 2026, the Company granted 14,401 options, valued at $533 of which 7,535 options, valued at $279, were for related parties. As of September 30, 2026, $500 remains unamortized, of which $243 is for related parties. The intrinsic value of options outstanding as of September 30, 2026, and December 31, 2025, is $0 and $0, respectively.

NOTE 8 – INTANGIBLE ASSET

The Company capitalized the costs associated with acquiring the exclusive worldwide license to develop and commercialize products comprising or containing the compound ART27.13 as an intangible asset at a value of $2,039 as of September 30, 2026, and December 31, 2025.

The amount capitalized consisted of a $1,500 payment and the fair value of 25 shares of common stock of $539. During the nine months ended September 30, 2026, no additional costs met the criteria for capitalization as an intangible asset. ART27.13 has not yet received regulatory approval and, based on management’s assessment of its useful life, the license is classified as an indefinite-lived intangible asset and is not amortized. No impairment was recognized during the nine months ended September 30, 2026, or the year ended December 31, 2025 (see Note 2).

NOTE 9 – LEASE

On May 12, 2021, the Company entered into a lease arrangement for office space in the U.S. On March 6, 2024, the Company entered into an amended agreement with the landlord to extend the lease commencing in September 2024, and effective until August 2027.

On April 14, 2026, the Company entered into a lease arrangement for office space in the U.K., commencing October 1, 2026, and effective until September 30, 2031, with an option to terminate on September 30, 2029. As the lease had not commenced as of September 30, 2026, no right-of-use asset or lease liability has been recognized. The lease provides for annual base rent of approximately $15, payable quarterly in advance and subject to a consumer price index-based rent review on October 1, 2029, plus variable service charges. Total undiscounted base rent payments over the non-cancellable period through September 30, 2029, are approximately $45. If the termination option is not exercised, rent is abated for six months following the break date, and total undiscounted base rent payments through September 30, 2031, before any rent review adjustment, would be approximately $67.

The following summarizes right-of-use asset and lease information about the Company’s operating leases as of September 30, 2026:

	Nine months ended
	September 30,
	2026	2025

Lease cost
Operating lease cost	$28	$26

Other information
Cash paid for operating cash flows from operating leases	$29	$26

Weighted-average remaining lease term — operating leases (year)	0.83	1.83
Weighted-average discount rate — operating leases	7.50%	7.50%

Future minimum lease payments under the operating lease liability have non-cancellable lease payments at September 30, 2026, as follows:

Total
Year Ended December 31,
2026	$11
2027	30
2028	-
2029	-
Thereafter	-
41
Less: Imputed interest	(1)
Operating lease liabilities	40

Operating lease liability - current	40
Operating lease liability - non-current	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has certain financial commitments relating to research and development contracts as of September 30, 2026, as follows:

•	The Company is invoiced monthly in connection with several research and development contracts.
•	The Company may be obligated to make additional payments related to research and development contracts entered into, dependent on the progress and milestones achieved through the programs.
•

The Company’s principal executive office is currently located at 505 Lomas Santa Fe Drive, Suite 160, Solana Beach, CA, USA. Additionally, we have an office outside Manchester, UK, which serves as administrative spaces for managing our subsidiaries, Trinity Reliant Ventures, Ltd (Ireland) and Artelo Biosciences Limited (UK). We do not currently own any properties, laboratories, or manufacturing facilities. The Solana Beach lease runs through August 2027, and the Manchester UK lease runs through September 2031, but can be terminated at the end of September 2029.

Legal Proceedings

On April 7, 2026, Craft Capital Management LLC (“Craft”) filed a claim against the Company in FINRA arbitration, alleging, among other things, that the Company breached the right of first refusal provision of an engagement letter dated March 16, 2026 (the “Engagement Letter”). The claim arises from the Company’s termination of the Engagement Letter on March 27, 2026, and the subsequent closing of a private placement offering on March 30, 2026, for gross proceeds of $10,997. Craft is seeking a success fee of $880, common stock warrants valued at $880, monthly late fees, reasonable attorneys’ fees, interest, and other relief. On July 7, 2026, the Company filed counterclaims against Craft alleging fraudulent inducement, breach of contract, and violations of regulatory rules, and seeking declaratory relief. The arbitration proceedings are ongoing.

The Company accounts for loss contingencies in accordance with ASC 450, Contingencies, and recognizes a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has meritorious defenses to Craft’s claims and intends to vigorously defend the matter. Based on management’s assessment of the claims, the Company’s defenses and counterclaims, and the current status of the arbitration proceedings, management has concluded that a loss is reasonably possible but not probable. The Company is unable to reasonably estimate the amount or range of potential loss at this time. Accordingly, no liability has been recorded as of September 30, 2026. The outcome of the arbitration is inherently uncertain, and an unfavorable outcome could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2026, the U.K. office lease described in Note 9 commenced. Total undiscounted base rent payments over the non-cancellable lease term through September 30, 2029, are approximately $45. The Company will recognize a right-of-use asset and a corresponding operating lease liability as of the commencement date.

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

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and the “Company” refer to Artelo Biosciences, Inc., a Nevada corporation, including its wholly-owned subsidiaries, Trinity Reliant Ventures Limited, in Ireland, Artelo Biosciences Limited, in the United Kingdom, and Artelo Biosciences Corporation, in Canada, and to “common stock” refer to the Company’s common stock, $0.001 par value per share. Unless otherwise noted, all amounts are expressed in United States dollars (“USD”).

Reverse Stock Split

Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to (i) the one-for-three (1-for-3) reverse stock split (the “First Reverse Stock Split”) of the Company’s issued and outstanding common stock, which became effective as of 12:01 a.m. Eastern Time on March 10, 2026 (March 9, 2026, at 9:01 p.m. Pacific Time), and (ii) the one-for-nine (1-for-9) reverse stock split (the “Second Reverse Split” and together with the First Reverse Stock Split, the “Reverse Stock Splits”) of the Company’s issued and outstanding common stock, which became effective as of 5:00 p.m. Eastern Time on August 28, 2026 (2:00 p.m. Pacific Time).

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

General Overview

We incorporated in the State of Nevada on May 2, 2011, and are presently based in Solana Beach, California. We are a clinical stage biopharmaceutical company focused on the development and commercialization of therapeutics that target lipid-signaling modulation pathways, including the endocannabinoid system (the “ECS”), a network of receptors and neurotransmitters that form a biochemical communication system throughout the body.

Our product candidate pipeline broadly leverages leading scientific methodologies and balances risk across mechanisms of action and stages of development. Our programs represent a comprehensive approach in utilizing the power and promise of lipid signaling to develop pharmaceuticals for patients with unmet healthcare needs.

We are currently developing a novel, benzimidazole dual cannabinoid (CB) agonist that targets both the CB1 and CB2 peripheral receptors. This synthetic small molecule program is a G protein-coupled receptor (“GPCR”) designated ART27.13 and was initially developed by AstraZeneca plc. We are developing ART27.13 as a potential treatment for cancer-related anorexia and it is currently in a Phase 1b/2a trial, titled the Cancer Appetite Recovery Study (“CAReS”). In an interim analysis of the on-going Phase 2a CAReS trial, patients with cancer anorexia receiving ART27.13 demonstrated a mean weight gain of over 6% compared to a 5% loss in the placebo group, while maintaining a safety profile similar to the Phase 1b despite doses up to twice the previous maximum. Currently there is no FDA approved treatment for cancer anorexia cachexia syndrome. ART27.13 is also being dosed in an investigator-led Phase 2 study in the United Kingdom which will evaluate the effects of ART27.13 in patients with glaucoma or ocular hypertension.

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
ART27.13 – Synthetic GPCR CB1 and CB2 Receptor Agonist

One licensed (1) issued patent (U.S.) including composition of matter, term 5/31/28, and one (1) Artelo-owned composition application with fourteen (14) pending National Phase filings (Issued in the EP as a unitary patent and a related patent has issued in the US as Patent No. 12778930). A continuation of the US patent application has been filed, and a second composition of matter application pending in the EPO, JP, Taiwan, and US. Additionally, patent applications related to the treatment of eye-disorders, including glaucoma are filed in AU, BR, CA, CN, EP, JP, KR, MX, NZ, and US. Artelo has also filed a provision patent application related to the use of ART 27.13 for treating obesity and metabolic disease.

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

Operating Expenses

We classify our operating expenses into research and development, and general and administrative expenses. Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. This includes conducting preclinical studies and clinical trials, development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses primarily consist of costs incurred in research and development partnerships, preliminary studies, development of potential intellectual property, and research initiatives. General and administrative expenses consist of professional fees, stock-based compensation, executive and director compensation and other administrative costs.

Other Income (Expense)

Our other income (expense) consists of interest income, interest expense, gain on the extinguishment of debt, and changes in fair value of our derivative liabilities.

Three months ended September 30, 2026, compared to the three months ended September 30, 2025

	Three Months Ended
	September 30,
(In thousands)	2026	2025	Change
Operating Expenses
General and administrative	$989	$1,814	$(825)
Research and development	803	1,275	(472)
Total Operating Expenses	1,792	3,089	(1,297)
Loss from Operations	(1,792)	(3,089)	1,297
Other income (expense)	24	(31)	55
Net Loss	$(1,768)	$(3,120)	$1,352

Our operating expenses for the three months ended September 30, 2026, were $1.8 million compared to $3.1 million for the same period in 2025. The decrease in operating expenses for the three months ended September 30, 2026, was primarily attributable to a $0.7 million decrease in professional fees, primarily general and administrative, a $0.3 million decrease in other research and development expenses, and a $0.3 million decrease in stock-based compensation, partially offset by a less than $0.1 million increase in employee and director compensation.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

	Nine Months Ended
	September 30,
(In thousands)	2026	2025	Change
Operating Expenses
General and administrative	$4,534	$4,088	$446
Research and development	2,452	4,530	(2,078)
Total Operating Expenses	6,986	8,618	(1,632)
Loss from Operations	(6,986)	(8,618)	1,632
Other income (expense)	(167)	(95)	(72)
Net Loss	$(7,153)	$(8,713)	$1,560

Our operating expenses for the nine months ended September 30, 2026, were $7.0 million compared to $8.6 million for the same period in 2025. The decrease in operating expenses for the nine months ended September 30, 2026, was primarily attributable to a $2.7 million decrease in research and development professional fees and a $0.2 million decrease in stock-based compensation, partially offset by a $0.7 million increase in other research and development expenses and a $0.3 million increase in employee and director compensation, and a $0.3 million increase in general and administrative professional fees. The increase in other research and development expenses primarily reflects the $0.7 million U.K. R&D tax credit recorded as a reduction of research and development expenses in 2025, with no comparable credit in 2026.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net loss was $7.2 million for the nine months ended September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $4.4 million.

On January 30, 2026, we entered into an equity purchase agreement with an investment fund (“Fund”), pursuant to which we have the right, but not the obligation, to direct the Fund to purchase up to $25.0 million in shares of common stock (the “Initial Commitment Amount”), which at our sole discretion can be increased by an additional $25.0 million once the Initial Commitment Amount has been exhausted, subject to the terms and conditions contained in the equity purchase agreement (the “Equity Line”). As consideration, we issued 3,927 shares of common stock to the Fund and pre-funded warrants to purchase up to 6,900 shares of Common Stock at an exercise price of $0.027 per share. We filed a registration statement with the SEC on March 24, 2026, to register under the Securities Act of 1933, as amended (the “Securities Act”), the offer and resale by the Fund of up to 474,836 shares of common stock, which was declared effective by the SEC on March 30, 2026. As of September 30, 2026, we have issued 2,223 shares of common stock in accordance with the Equity Line for net proceeds of $14 thousand, in addition to the shares or pre-funded warrants we issued to the Fund as consideration.

On March 27, 2026, we entered into a securities purchase agreement with Intracoastal Capital LLC (“Intracoastal”) and Armistice Capital Master Fund Ltd. (“Master Fund”), pursuant to which we agreed to issue and sell, in a private placement offering: (i) 9,000 shares of common stock, (ii) pre-funded warrants to purchase 345,268 shares of common stock at an exercise price of $0.009 per share, and (iii) common warrants to purchase 708,536 shares of common stock at an exercise price of $28.80 per share. Each share of common stock or pre-funded warrant was issued and sold along with two common warrants. The combined purchase price for the securities was (i) $31.05 per share of common stock and two common warrants, and (ii) $31.041 per pre-funded warrant and two common warrants. The investment bank that acted as exclusive placement agent in connection with the offering and received a cash fee equal to 8.0% of the aggregate gross proceeds and reimbursement of certain expenses. Upon the exercise for cash of the warrants, we will pay the investment bank a cash fee of 8.0% of the aggregate gross exercise price paid in cash with respect thereto. In addition, we issued to the investment bank’s designees placement agent warrants to purchase up to 28,344 shares of common stock at an exercise price of $38.8125 per share, which have substantially the same terms as the common warrants, other than the exercise price. The gross proceeds from the offering, before deducting the investment bank’s fees and other offering expenses payable by us, were $10,996,902.70 (or up to approximately $31.4 million in gross proceeds if the warrants are fully exercised for cash). We filed a registration statement with the SEC on April 7, 2026, to register under the Securities Act the offer and resale by Intracoastal, Master Fund, and investment bank’s designees of up to 1,091,144 shares of common stock, which was declared effective by the SEC on April 15, 2026.

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

On May 26, 2026, we entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with an investment bank to create an at-the-market equity program (the “ATM”) under which we may offer and sell up to an aggregate of $6.53 million of shares of our common stock from time to time through the investment bank as the sales agent, subject to any applicable limits. Under the ATM Sales Agreement, we will set the parameters for the sale of shares, including the number or dollar amount of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar amount of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Sales Agreement, the investment bank may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. We have no obligation to sell any shares under the ATM Sales Agreement and may at any time suspend solicitation and offers under the ATM Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3, including the prospectus supplement contained therein, which was declared effective by the SEC on May 19, 2026. As of September 30, 2026, 432,062 shares of common stock have been sold under the ATM for net proceeds of $3.0 million.

To continue operations, we will be required to raise additional funds by completing additional equity or debt offerings or licensing our product candidates. There can be no assurance that we will be successful in acquiring additional funding, that our projections of our future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we are unable to continue as a going concern.

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

Working Capital

	September 30,	December 31,
(In thousands)	2026	2025	Change
Current Assets	$4,596	$695	$3,901
Current Liabilities	439	4,044	(3,605)
Working Capital	$4,157	$(3,349)	$7,506

Our total current assets as of September 30, 2026, were $4.6 million as compared to total current assets of $0.7 million as of December 31, 2025. The increase in current assets was primarily due to the financings completed during the nine-month period.

Our total current liabilities as of September 30, 2026, were $0.4 million as compared to total current liabilities of $4.0 million as of December 31, 2025. The decrease in current liabilities was primarily due to the use of proceeds from the financing completed on March 27, 2026, being utilized for the extinguishment of all outstanding debt arrangements and payments made towards the Company’s accounts payable and accrued liabilities, of which payment had been postponed due to the Company cash preservation efforts.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025	Change
Cash flows used in operating activities	$(8,849)	$(5,609)	$(3,240)
Cash flows used in investing activities	-	(250)	250
Cash flows provided by financing activities	12,657	5,260	7,397
Effect of exchange rate changes on cash	29	(19)	48
Net change in cash and cash equivalent during period	$3,837	$(618)	$4,455

Cash Flows from Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities was $8.8 million compared to $5.6 million during the nine months ended September 30, 2025. Cash used in operating activities during the nine months ended September 30, 2026, was attributed to a net loss of $7.2 million, partially offset by $1.4 million in non-cash expenses and losses associated with stock-based compensation, changes in the fair value of derivative liabilities, non-cash lease expenses, and amortization of debt discounts, and increased by $3.0 million in payments of accounts payable and accrued liabilities, including related-party balances. Cash used in operating activities during the nine months ended September 30, 2025, was attributed primarily to a net loss of $8.7 million offset by decreases in operating assets and increases in liabilities of $2.2 million and non-cash stock-based compensation of $0.8 million.

Cash Flows from Investing Activities

We did not have cash flows from investing activities during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, cash used in investing activities of $0.3 million related to the purchase of digital assets.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, cash flows provided by financing activities was $12.7 million compared to $5.3 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $13.1 million, net proceeds from the issuance of convertible notes of $0.6 million, proceeds from the exercise of warrants of $0.2 million, offset by $1.2 million in repayments to holders of convertible notes. During the nine months ended September 30, 2025, cash flows provided by financing activities were the result of the net proceeds from the issuance of common shares of $4.4 million, net proceeds from the issuance of convertible notes of $0.7 million, and proceeds from the exercise of warrants of $0.1 million.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part I, Item 1, Note 10, “Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

New Accounting Standard Adopted

There were no new accounting standards adopted during the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. As previously reported in our Current Report on Form 8-K filed on May 27, 2026, and our Quarterly Report on Form 10-Q/A filed on August 20, 2026, on April 7, 2026, Craft Capital Management LLC (“Craft”) filed a FINRA arbitration claim against the Company seeking compensatory damages, equitable relief, attorneys’ fees and all other appropriate relief for, among other things, the Company’s alleged breach of the right of first refusal provision in the engagement letter agreement, dated March 16, 2026 (the “Engagement Letter”), between the Company and Craft, arising from the Company’s termination of the Engagement Letter on March 27, 2026, and subsequent closing of a private placement offering on March 30, 2026 for gross proceeds of approximately $11 million (the “Transaction”). Craft is seeking an $880,000 success fee, common stock warrants valued at $880,000, and monthly late fees in connection with the Transaction, in addition to reasonable attorneys’ fees, interest, and other such appropriate relief. On July 7, 2026, we submitted counterclaims against Craft for fraudulent inducement, breach of contract, violation of regulatory rules, and declaratory relief. This arbitration claim process is ongoing. Management does not believe that the ultimate resolution of this matter will have a material impact on our consolidated financial statements. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors (see Note 10).

Item 1A. Risk Factors

In addition to the risk set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks under Item 1A. “Risk Factors” in our Annual Report on Form 10-K and in our other filings with the SEC from time to time. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, liquidity, financial condition and results of operations.

The market value of our publicly held shares is close to the minimum required for continued listing on Nasdaq, and if we fail to meet this or other Nasdaq continued listing requirements, our common stock could be delisted.

Our common stock is listed on The Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). To remain listed, we must meet Nasdaq’s continued listing requirements, including a minimum market value of publicly held shares of $1 million, a minimum bid price of $1.00 per share and a minimum stockholders’ equity requirement. Publicly held shares exclude shares held by our officers, directors and holders of more than 10% of our outstanding shares. As of November 11, 2026, the market value of our publicly held shares was approximately $2 million, which is close to the $1 million minimum. The market value of our publicly held shares depends on our stock price and the number of shares held by non-affiliates, both of which can change quickly and are largely outside our control.

If the market value of our publicly held shares is below $1 million for 30 consecutive business days, Nasdaq will notify us of the deficiency. We would generally have 180 calendar days to regain compliance, which would require the market value of our publicly held shares to be at least $1 million for at least 10 consecutive business days. We cannot assure you that we would regain compliance within that period, or that we will continue to meet this or any other Nasdaq listing requirement. If we fail to do so, Nasdaq may delist our common stock, subject to our right to appeal to a Nasdaq hearings panel, which may not be successful.

A delisting would likely reduce the liquidity and market price of our common stock, limit our ability to raise capital, including through our at-the-market equity program, and could result in a loss of analyst coverage, reduced interest from investors and other negative effects. Our common stock could also become a “penny stock,” which would subject brokers to additional rules and could further reduce trading. In addition, because our public float is less than $75 million, SEC rules limit the amount of securities we may sell under our shelf registration statement, including under our at-the-market equity program, in any 12-month period to one third of our public float. Given the current size of our public float, this limit significantly restricts the amount of capital we can raise through these offerings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by us during the three months ended September 30, 2026, that were not previously disclosed in a Current Report on Form 8-K.

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

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 14, 2026)
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 14, 2026)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed on August 12, 2026)
3.4	Certificate of Change filed with the Secretary of State of the State of Nevada on August 26, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 27, 2026)
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

Artelo Biosciences, Inc.
(Registrant)

Dated: November 12, 2026	/s/ Gregory D. Gorgas
Gregory D. Gorgas
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Mark E. Spring
Mark E. Spring
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

